Form 10QSB
period 1996-03-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1996-05-15
CIK 926038

                                  FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

    (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from _______________ to __________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               OHIO                                31-1200684
- -------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


                  2100 Sherman Avenue, Cincinnati, Ohio  45212
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (513) 731-6000
                          ---------------------------
                          (Issuer's telephone number)


                                       N/A
  (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,270,331 shares of common stock as of March 31, 1996.

         Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The financial statements attached to the end of this quarterly report are filed as part of this quarterly report. The financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2.  Management's Discussions and Analysis or Plan of Operation.

         The following selected financial information set forth below has been derived from the unaudited financial statements of the Company. This discussion and analysis should be read in conjunction with such financial statements. All amounts are in US dollars.

         Please note that during September 1995, the Company changed its fiscal year end to June 30, commencing with June 30, 1995. Therefore, the financial statements attached to the end of this report and the analysis below contain information for the nine months ended March 31, 1996 compared with the nine months ended March 31, 1995.

Results of Operations

         For the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995

         Sales for the first nine months of fiscal 1996 were $5,985,000 or 69% ahead of the comparable period in the previous year. The increase in sales is a result of the continued effectiveness of marketing programs implemented by the Company which has enabled the Company to achieve a greater penetration of its product line into its distribution channels. In particular, ACD sales increased by 40%, due to the reason cited above as well as the introduction of new versions of the products - Cinphony and Prelude 2.0. Tele-Series sales also grew by 31%. During the first nine months, revenue from the sale of Dial-by-Name on Northern Telecom's Norstar Voice Mail system began. This product is sold by Northern Telecom with every Norstar Voice Mail system sold and generated $477,000 in revenue for the Company in the first nine months of fiscal 1996.

         The Gross Margin increased to 61%, up from 59% in the comparable period. The increase in the Gross Margin was a result of the Company's ability to increase profit margins while increasing sales. This resulted in Gross Profit for the nine month period of $3,640,000, compared to Gross Profit in the comparable period in the previous year of $2,085,000.

         Research and Development expenses decreased to $234,000 in the first nine months of fiscal 1996 from $280,000 in the same nine month period in the previous year. Selling, General and Administrative expenses increased 37% in the first nine months of fiscal 1996 to $3,626,000.

This increase is due primarily to an increase in payroll costs of $391,000 due to an increase in staffing. Increases in other areas including Professional Services / Installation Subcontractors ($150,000), Occupancy and related costs ($76,000), selling related costs ($260,000) and Other costs ($93,000) made up the balance of the increases in expenses. Lease Termination Costs of $75,000 is due to the costs incurred as a result of the Company's relocation of its office facility in March 1995.

         Other Income decreased to $57,000 in the first nine months of fiscal 1996 compared with $143,000 in the comparable nine month period in the prior year due to a reduction in interest income as a result of the decrease in investments in marketable securities. As discussed below, this is due to the cash required for operating purposes being provided by the sale of marketable securities between the periods being compared in this report.

         The Company's Net Loss for the first nine months of fiscal 1996 was $237,000. This represents a 76% decrease from the loss of $984,000 in the comparable period in the previous year. The Loss per Share also decreased to $0.02 from $0.08.


         Liquidity and Capital Resources.

         In January 1994, the Company completed the initial public offering in Canada ("IPO") of 2,181,820 shares of common stock. The net proceeds of this offering, after deducting applicable issuance costs and expenses, were US$7.7 million. The proceeds of the offering have been used to retire the debt of the Company incurred prior to the offering. In addition, the proceeds are being used to implement sales and marketing programs, as well as for product development.

         Working capital decreased to $1.9 million as of March 31, 1996 from $2.6 million as of March 31, 1995. This decrease of $697,000 was due primarily to the decrease in cash and marketable securities of $1.4 million, and an increase in current liabilities of $545,000, offset by increases in accounts receivable of $425,000 and inventory of $787,000.

         The Company's operations used cash of $604,000 in the nine months ended March 31, 1996. This use of cash was offset by net cash provided by investing activities of $591,000.

         As of March 31, 1996, the Company had no outstanding debt obligations and had cash and marketable securities totaling $1.04 million.

         The Company's operating plans are to continue distributing its products through the current channels while adding Nortel and NEC America as additional distribution options for North America. In addition, starting with the distribution of the OCTuS PTA product, a Personal Computer Telephony Application, the Company is expanding the distribution network for its products to include retail channels. While operating expenses did increase during the periods covered, the Company believes that increases in sales and/or the liquidation of marketable securities will provide sufficient cash flow to meet these expenses in future periods. The Company has no material commitments for capital expenditures, nor is the Company subject to seasonal aspects that could be expected to have a material effect on the Company's financial condition of its results of operations. The Company believes that there are no significant elements of income or loss that do not arise from the Company's continuing operations, other than investment income on the net proceeds of the Company's public offering in Canada.

                          PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     The following Exhibits are required by Item 601 of Regulation
S-B:

                                                                                                                       Page
                                                                                                                       ----
Exhibit No. 2   -     Plan of Acquisition, Reorganization, Arrangement, Liquidation,
                      or Succession  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A

Exhibit No. 3   -     (i) Articles of Incorporation, (ii) By-laws   . . . . . . . . . . . . . . . . . . . . . . . . . .  *

Exhibit No. 4   -     Instruments Defining Rights of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 10  -     Material Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . *, **

Exhibit No. 11  -     Statement re: Computation of Per Share Earnings   . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 15  -     Letter on Unaudited Interim Financial Information . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 18  -     Letter on Change in Accounting Principles . . . . . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 19  -     Reports Furnished to Security-Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 22  -     Published Report Regarding Matters Submitted to Vote  . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 23  -     Consent of Experts and Counsel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 24  -     Power of Attorney . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  N/A

Exhibit No. 99  -     Additional Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  N/A


         (b) On September 15, 1995, the Company changed its fiscal year end to June 30 commencing June 30, 1995. The Company filed a Form 8-K regarding this change in fiscal year on September 26, 1995. This form is incorporated in this report by reference.


*     Previously provided in original filing on Form 10-SB.
**    Previously provided in Amendment No. 2 to Form 10-SB.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Tele-Management Systems, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/  Diane M. Kamionka                        Date: May 14, 1996
     ----------------------------------------
     Diane M. Kamionka, President and
     Chief Executive Officer


By:  /s/  James K. Keller                          Date: May 14, 1996
     ----------------------------------------
     James K. Keller, Chief Financial Officer