Form 10KSB
period 1996-06-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1996-09-27
CIK 926038

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB
                        _____________________

              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                         ____________________

                For the Fiscal Year Ended June 30, 1996

                  Commission File No.    0-24448
                       ____________________

                 CINTECH TELE-MANAGEMENT SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)

                                Ohio
                      (State of Incorporation)


                          2100 Sherman Avenue
                           Cincinnati, Ohio
                 (Address of principal executive offices)
                              31-1200684
                  (I.R.S. Employer Identification No.)



                                 45212
                               (Zip Code)
          Registrant's telephone number, including area code:
          513-731-6000
                           ____________________

          Securities registered pursuant to Section 12(b) of the
          Act:

                                None

          Securities registered pursuant to Section 12(g) of the
          Act:

                   Common Stock, without par value
                       ____________________

          Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                      Yes ___X___           No _____

                    Check if there is no disclosure of
          delinquent filers in response to Item 405 of Regulation S-B (228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

          All amounts specified in this Annual Report are in U.S. Dollars, unless otherwise specified herein.

          The registrant's revenues as of June 30, 1996 were $8,161,700.

          The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1996 was $1,833,091.

          The outstanding voting securities of the registrant at the close of business on June 30, 1996 were 12,281,371 shares of Common Stock without par value.


                 DOCUMENTS INCORPORATED BY REFERENCE

          The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                    Document                       Part

          A.   Registration Statement on    Parts I, II and III
               Form 10-SB (Release No.
               34-32231), as amended, filed
               June 27, 1994


           B.       Proxy Statement  Parts II and III
                                     Filed on September 11, 1996


                                       PART I

          Item 1.     Description of Business

          Organization

          Cintech Tele-Management Systems, Inc. ("Company") was incorporated by means of Articles of Incorporation filed under the laws of the State of Ohio on March 20, 1987. The Company has operated continuously since that time and grown through internal development of an array of computer software products. The Company has not experienced any bankruptcy or similar proceedings, nor has it been involved in any merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company did effect a stock split, effective January 21, 1994, under which each outstanding share of its common stock was changed into 83,757 shares of such stock. On January 31, 1994, the Company completed a public offering of its common stock without par value in Canada, realizing net proceeds therefrom of $7.7 million. The Company's shares sold in the offering are registered on the Toronto Stock Exchange, and are traded under the symbol CTM.

          Business Overview/Market

          The Company operates in the emerging computer and telephone integration industry. Also known as computer telephony, the industry integrates computers with telephone systems using software to produce business applications. The combined power of a computer and telephone systems opens numerous possibilities for the market, many of which have not been fully developed. The Company believes that the ability to merge voice, database, call routing, messaging, reporting, real-time statistics and other technologies, has significant market potential, most notably for small businesses and for departments and branch offices within larger decentralized organizations.

          As a competitor in the computer and telephone integration industry, the Company is a developer and distributor of computer software that integrates computers and telephone switching systems to produce applications that assist in business management and operations. These applications are designed to increase productivity and service levels of small and mid-size businesses and departments or branches of larger businesses and to provide relevant additional information for managers. To date, the Company has focused on the development of applications for the modular digital key telephone switching systems ("Norstar") sold worldwide by Northern Telecom Ltd. of Missassauga, Ontario, Canada ("Nortel"). The Norstar was the first key telephone system to offer open application interface targeted for small and mid-size business units. The Company was the first developer to write a successful open application interface-based application for Norstar and is now the leader in developing business applications for Norstar. The Company's software enables small and mid-size businesses to use applications such as ACD (Automatic Call Distribution) previously generally available only to larger users. The Company began shipping its first ACD product, CINPHONY, in April, 1991 and in October, 1993, introduced a second product, PRELUDE.

          In June, 1994, the Company announced plans to jointly market and sell the Company's software applications
          with Nippon Electric Company ("NEC").    Accordingly,
          Cintech has developed a new ACD product, JAZZ2000, a PC-based solution for NEC s NEAX2000 IVS (Integrated Voice Server) PBX. The application performs similar functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform. The JAZZ2000 is scheduled for general release in the Fall 1996 and will be jointly marketed by Cintech and NEC America. Under terms of the joint arrangement, the Company's product JAZZ2000 will be sold under the Cintech name by NEC America's direct sales force and distribution network in North America. The Company believes that NEC's direct sales force and distribution network will significantly expand its market for applications.

          Principal Products

          (a)  Automatic Call Distribution Products (ACD
          Products)

          An ACD is a specialized software and/or hardware call management system which answers, queues and routes incoming telephone calls. It plays announcements to callers, encouraging them to hold until an agent (a person qualified to take the call) is available, provides statistics about the status of agents and callers waiting, and provides specialized management information reports. ACDs are typically employed in order to increase employee productivity and revenues, and to reduce costs.

          ACDs were originally designed for environments such as airline reservation services and mail order firms which have high call volumes and generate high revenues per call. As more companies have focused on productivity and customer service, the ACD market has expanded to include other types of businesses. Using open application interface technology, the Company made it feasible and cost effective for Norstar users to bring ACD into departments, branch offices and small companies.

          The Company has developed two ACD systems for Nortel's Norstar, CINPHONY and PRELUDE and JAZZ2000 for NEC s NEAX2000 PBX. CINPHONY AND PRELUDE are generally targeted towards organizations that have less than 50 telephone agents ("small call centers") and can be effectively utilized by small businesses and departments or branch offices in larger organizations. JAZZ2000 is targeted toward the small to mid-size call center market and provides more capacity than the CINPHONY product. More detailed information on these products is as follows:

               CINPHONY

               CINPHONY, introduced in April 1991, is targeted to a sophisticated small call center with advanced ACD needs. CINPHONY was designed for use with a larger model of the Norstar system. Typically, the CINPHONY user has experience with ACD in a large call center within the organization and wants that same level of capability in smaller areas. Reporting often becomes the critical sales element.

               CINPHONY users range from small businesses with as few as 15 employees to Fortune 500 companies. In 1993, the Company began to focus on major accounts that would typically have the potential for multiple installations. In 1994, over 50% of CINPHONY installations were in large corporations, government agencies and institutions, many of them with multiple installations. CINPHONY is available in two levels. Level I is designed for small call centers staffed with up to 30 agents and 4 groups. Level II supports up to 80 agents and a maximum of 24 groups.

               PRELUDE

               PRELUDE is an entry level product offering basic ACD functionality and was introduced in October 1993. PRELUDE also offers real-time status, voice capabilities and reports. The Company believes that PRELUDE is broadening the market for ACDs because of its straightforward feature set and affordability for even the smallest center. Many departments, branch offices and small businesses do not believe they are candidates for ACD because of its reputation as a product for large users only, its historically high cost, and a perceived overabundance of features. PRELUDE also replaces older technology, such as call sequencers. Cintech's plan is to introduce less sophisticated users to ACD with PRELUDE and then upgrade them to CINPHONY as their needs expand.

               JAZZ2000

               The JAZZ2000 application performs similar
          functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform designed by NEC,
          the NEAX2000 IVS.   JAZZ2000 provides Cintech with an
          advanced ACD solution targeted at sophisticated small to mid-size call centers, while complementing the
          power and versatility of a PBX.    The JAZZ2000 s
          capacity exceeds that of CINPHONY as it can handle a maximum of 80 active agents, and 24 groups of agents. The first generation of the JAZZ2000 is targeted for shipment in the Fall of 1996.

          (b)  Call Accounting Products

               Call accounting products provide management with various reports that show how a company's telephone systems are being used. These products typically generate a variety of reports which detail, on a call by call basis, the origination and destination of the call, the cost of the call, and the duration of each call. Call accounting packages assist managers and employees in understanding how time is being spent on the telephone and the related costs and can also help protect against the potential abuse of outsiders gaining access to the telephone system.

               The Company entered the call accounting market in 1987 with its personal computer-based TELE-SERIES call accounting product. The technology of using a personal computer as the call accounting platform was relatively new at the time and allowed the Company to offer a full-featured package at low cost. This matched the Company's strategy of bringing high-productivity software to small and mid-sized businesses.

               The Company's initial call accounting product, TELE-SERIES, continues to be sold today through various US and Canadian dealers. It works with a large number of telephone switches including those of NEC, Nortel, AT&T and Mitel. TELE-SERIES consists of a number of products and feature modules and is designed to allow the user to build its own systems.

               In 1992, Nortel entered into an agreement with the Company to replace the existing Norstar call accounting product with a rewritten version of TELE-SERIES that would take advantage of Norstar's unique technology. In February 1993, the Company introduced TELE-SERIES for Norstar. It replaced the previous Norstar call accounting product and is endorsed by Nortel as the official replacement product in the United States. As part of its agreement with Nortel, Cintech provides technical product support for Nortel's installed base of the previous call accounting product.

               Tele-Series for Norstar, in addition to basic call accounting functions, takes advantage of features unique to Norstar. These advantages include the ability to: (i) display the incoming caller's telephone number on the user's telephone set; (ii) prompt users to enter account codes at the telephone set; (iii) monitor for possible toll fraud (unauthorized individuals gaining access to and misusing the Norstar); and (iv) track intercom calls.

               Marketing and Distribution

               In 1994, Cintech announced plans for joint
          marketing and distribution arrangements with both
          Nortel and NEC America.   The Nortel arrangement was
          implemented during April 1996 with the release of new versions of CINPHONY and PRELUDE that were designed to perform on Nortel s newly released Norstar Application Module platform. Under the arrangement, Cintech s CINPHONY and PRELUDE are now included in the Nortel product catalog and sold directly by the Nortel direct sales force and distributors.

               Cintech s products for Norstar are distributed by Nortel to all of the Regional Bell Operating Companies, Canadian provincial telephone companies, the three largest US independent operating companies:
          GTE, Sprint and Wiltel and approximately 500 smaller dealers. In the Company's opinion this distribution stronghold represents one of its major competitive advantages.

               The Company also has a joint marketing and distribution arrangement with NEC America for its JAZZ2000 ACD solution. The JAZZ2000 is scheduled for general release in the Fall 1996 and will be jointly marketed by Cintech and NEC America s direct sales force and NEC distributors. The Company believes that NEC's direct sales force and distribution network will significantly expand its market for applications as well as provide a vehicle for further international expansion.

               In addition to the US and Canada, the Company's products are installed in Central and South America as well as in the Middle East. The Company intends to expand its sales internationally to fill the needs of global accounts. This objective complements the Company's joint marketing and distribution strategy.

          Retail Distribution

               On March 8, 1995, the Company announced an agreement with OCTuS Inc. giving Cintech exclusive distribution of OCTuS' retail computer-telephony products in North America. The product line covered by the agreement includes OCTuS PTA, OCTuS' powerful PC-based telephone management software; OCTuLINK, a portable PC-telephone hardware interface; and the OCTuS PTA Personal Fax and Personal Voice Mail software add-ons. During 1996, the Company moved forward with its retail expansion by negotiating distribution agreements with Graybar, Gates/Arrow and Tech Data. Computer City is the leading retailer of the OCTuS PTA product at this early stage of the Company's expansion into the computer retail market.

          Competitive Position

               The Company is still in a relatively early stage of development and, accordingly, its business operations are subject to all the risks inherent in the establishment and maintenance of a young business enterprise and the competitive environment in which it operates. While the Company has been in operation for approximately nine years, its relationship with its major distributors began in 1990, the commercial release of CINPHONY only began in April 1991, and substantial working capital resources became available only in 1994. The Company's long term future expansion will depend upon the continued availability of working capital, the ability of management to implement and successfully develop the distribution of products, and the continued and increased demand in the market place for the products and services provided by the Company.

               The market for the Company's products is characterized by rapid technological change and evolving industry standards. The Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis. The long term success of the Company's products is based primarily on product features, performance, ease-of-use, reliability, compatibility, brand name recognition, product reputation, levels of advertising, pricing, merchandising and training, quality customer support, excellence and timeliness of product upgrades, and the capability of the Company to introduce complementary new products. Presently, the Company is not aware of any existing or upcoming technologies which would render obsolete or significantly displace its products in the near future.

          Dependence on Customers/Distribution

               The Company derives a significant portion of its revenue from products which are integrated with the Norstar system. Because of this product concentration, the Company would be materially adversely affected if users of the Norstar system determined to use another system or similar device or if the Norstar system ceased to be competitive in the marketplace. Also, the Company has entered into various marketing, selling and similar arrangements with a number of regional providers of telephone systems and service. Under these arrangements, the Company's products are generally sold in conjunction with sales of goods and services by such distributors. Approximately 10% of the Company's sales in the year ended June 30, 1996 were made to one such distributor. Consequently, the Company's business is in part dependent upon the degree of marketing support and effort provided by these distributors.

          Sources and Availability of Raw Materials/Principal
          Suppliers

               The Company, as a supplier primarily of software products, is not dependent upon availability of raw materials. Hardware components used primarily for bundling with the Company's JAZZ2000 product are readily available for open market purchase and the Company can acquire such components from any number of available primary and secondary sources. The Company is dependent upon both Nortel and NEC for the supply of Norstar and NEAX2000, respectively, components required for testing and development of Company products.

          Proprietary Rights

               CINPHONY and Tele-Series have been copyrighted by the Company with the United States Copyright Office. The Company has applied for trademarks in respect to CINPHONY, PRELUDE, JAZZ2000, Tele-Series and StarDome in the United States. In addition, the Company is a licensee of certain of Nortel's development toolkits, under which the Company has developed and will continue to develop products for use with Nortel's own product offerings. This license, under which the Company makes periodic royalty payments, extends from year to year under an automatic renewal arrangement, subject to termination upon proper notice.

          Government Impact

               The Company knows of no material governmental approvals required for the development, marketing or sale of the Company's principal products or services. Likewise, the Company knows of no existing or probable governmental regulations which have or would have a material adverse effect on the operation of the Company's business. Finally, the Company knows of no material costs or effects of compliance with environmental laws (federal, state or local) in the operation of its business.

           Research and Development

               The Company spent on research and development during each of the last two fiscal years the following sums: $326,000 for the fiscal year ending June 30, 1996, and $373,000 for fiscal year ending June 30, 1995. The cost of such activities are considered overhead items which are reflected only indirectly in the pricing of the company's products sold into the market.

          Employees

               The Company presently has 60 employees, 58 of which are full time. Of these employees, 21 are involved primarily in sales and marketing, 17 work on systems support, 13 are involved in product development and the remaining nine are responsible for all management and administrative functions.

          Item 2.   Properties

                    The Company's plant and its executive
          offices comprising approximately 20,000 square feet are located at 2100 Sherman Avenue, Cincinnati, Ohio 45212. The Company leases this facility. The lease extends until February 28, 2002 and calls for escalating lease payments. The Company had maintained its executive offices at 3006 Vernon Place, Cincinnati, Ohio 45219 until early March 1995, at which time it relocated to 2100 Sherman Avenue. The offices at 3006 Vernon Place were leased from a partnership in which two of the Company's shareholders (one of whom is also a director) are partners. In May, 1996, the Company negotiated a buyout of the lease. The transaction was funded by execution of a Term Note Payable with The Fifth Third Bank and a second Term Note Payable with the partnership previously serving as lessor. Lease payments for the year ending June 30, 1996 amounted to approximately $277,000.

                    The Company owns minimum amounts of tangible personal property in the form of equipment, furniture and fixtures, and inventory (comprised of computer hardware and literature and other documentation). The value of these items is modest in comparison to the value of the Company's overall assets, inclusive of cash and cash equivalents.

                    All of the Company's leased premises and tangible personal property are in good condition.

          Executive Officers of the Company. The names, ages and positions of the executive officers of the Company as of June 30,1996 are as follows:

                NAME          AGE              POSITION
          Diane M. Kamionka    49     President and Chief
                                      Executive Officer
          Bryant A. Downey     33     Chief Technology Officer
          David J. Thibodeau   46     Vice President -  Customer
                                      Support Services

                    Each of the directors and officers has been engaged in their principal occupation indicated above for the previous five years, except for Mr. Thibodeau who became an Executive Officer of the Company during 1996.

          Item 3.  Legal Proceedings

                    The Company is not a party to any pending legal proceedings which would have a material adverse impact on the Company's financial condition or results of operations.

          Item 4.  Submission of Matters to a Vote of Security
          Holders.

                    The Company has nothing to report under this Item.


                    PART II

          Item 5.          Market for the Company's Common
          Equity and Related Stockholder Matters

                    The Company's common stock is held by
          approximately 700 shareholders of record as of June 30, 1996, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 1996 are shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.

          FOR THE QUARTER ENDED
                                    HIGH(1)      LOW(1)
            June 30, 1995            $2.50        1.40
            September 30, 1995        2.80        1.55
            December 31, 1995         2.20        1.11
            March 31, 1996            1.70        1.10
            June 30, 1996             1.98        1.40

          (1)   Based on quotations obtained from the Toronto
          Stock Exchange.  All amounts are in Canadian dollars.

                    No dividends were declared or paid during the two years ended June 30, 1996 and June 30, 1995, and the Company does not anticipate paying dividends in the foreseeable future.

          Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          Liquidity and Capital Resources

                    In January 1994, the Company completed its initial public offering ("IPO") of 2,181,820 shares of common stock (see Note 1 of Notes to the Financial Statements). The net proceeds of this offering, after deducting applicable issuance costs and expenses, were $7.7 million. The proceeds of the offering have been used to retire the debt of the Company incurred prior to the offering. In addition, the proceeds are being used to implement sales and marketing programs, as well as for product development.

                    Working Capital decreased to $1.9 million in 1996 from $2.2 million in 1995. The decrease of $300,000 was primarily due to a corresponding decrease in cash and marketable securities investments of $892,000 offset by increases in inventory and accounts by increases in inventory and accounts required for testing and development of Company by increases in inventory and accounts receivable of $510,000 and $279,000 respectively.
          The remainder of the decrease in Working Capital was attributable to a $186,000 increase in current liabilities.


                    During 1996, the Company used cash of
          $725,000 for operating activities and invested another
          $193,000 and $115,000 in software development and fixed assets, respectively. The ending cash balance increased by $85,000. These activities were funded primarily through sales of marketable securities of $975,000 and the execution of a $140,000 note payable (see Note 5 of the Financial Statements).

                    At the end of 1996, the Company had $130,000 in outstanding debt in the form of a note payable and held cash and marketable securities totaling $974,000.


          Results of Operations

                    The following selected financial information set forth below has been derived from the financial statements of the Company. This discussion and analysis should be read in conjunction with the financial statements and notes thereto which follow.

          Results of Operations 1996 versus  1995

                    Sales for fiscal 1996 increased by
          $3,076,000 or 60% compared with fiscal 1995. This increase by product is broken down as follows (in thousands):

          PRODUCT CATEGORY      1996     1995     INCREASE
          Automatic Call
            Distribution (ACD) $5,184    $3,885    $1,299
          Call Accounting         697       541       156
           Other                            660     1,621
                                ______   _______    ______
            Total               $8,162    $5,086    $3,076


                    The increase in the sales of the Automatic
          Call Distribution products and Tele-Series, the Company's Call Accounting product, was due to achieving a greater level of penetration through the Company's distribution channels for the product. Other sales increased due to the effectiveness of programs designed to increase revenues from maintenance contracts, training and installation, sales demo systems, and product literature.

                    Cost of products sold increased $705,000 or
          45% due to the related increase in sales volume. In contrast, as a percentage of sales, cost of products sold for 1996 actually decreased to 28% from 31% experienced in 1995, due to the combination of a reduction of lower margin hardware sales attributable to the Company's joint marketing arrangement with Nortel effective in March, 1996 and continued efforts to decrease component costs while maintaining product
          quality.   License fees increased $227,000 or 52% due
          to the related increase in sales volume. Gross Profit increased $2,135,000 or 72% due to the increased sales volume combined with the reduction in the cost of sales margin.

                    Research and development costs of $326,000 were $47,000 or 13% lower than 1995. This decrease is largely due to more effective allocation of resources as the Company continues to develop new products. In addition, the Company capitalized software development costs of $193,000 during the year.

                    Selling, general, and administrative
          expenses increased $1,275,000 or 35% over 1995. This was due to the Company's investment in its customer support services and product management due to the continued growth in sales. However, selling, general and administrative expenses have decreased as a percentage of sales from 61% for 1996 compared to 72% in 1995, reflecting the continued implementation of the Company s distribution strategy. A schedule of the selling, general, and administrative expense categories appears below (in thousands):

          CATEGORY              1996      1995      INCREASE
            Payroll            $2,584    $1,986     $  598
          Professional Services   480       280        200
          Sales and Marketing   1,189       857        332
          Occupancy               306       223         83
          Other                   396       334         62
                               ------    ------     ------
            Total              $4,955    $3,680     $1,275
                               ======    ======     ======

                    The increase in payroll costs reflects an 18% increase in staff levels and related salary and expense increases. Professional services rose as a result of increased subcontracted installations due to increased installation sales. The increase in sales and marketing expenses is primarily due to expenses associated with the increase in the Company s sales such as commissions, travel, and marketing programs. The increase in other expenses is due to increases in office costs and depreciation related to the increased size of the Company s staff.

                    Lease termination costs of $55,000 decreased
          $251,000 or 82% from 1995 due to the favorable impact of negotiating a buy-out of the lease obligation on the former corporate offices (see notes 4 and 5 of the financial statements).

                    The Company s loss from operations decreased
          $1,158,000 or 84%, due to increased sales volume and gross profit margins combined with lower levels of selling, general and administrative expenses and research and development costs when compared to sales.

                    Other income of $67,000 decreased by
          $110,000 or 63% compared to 1995 due to a reduction in the amount of funds invested in marketable securities.

                    The net loss of $160,000 represents a
          decrease of $1,048,000 compared to the loss reported in 1995. The corresponding loss per share was $0.01 in 1996 compared to $0.10 in 1995.

                    The Company's operating plans are to
          continue distributing its products through the current channels. While operating expenses did increase in 1996, the Company believes that increases in sales and/or the liquidation of marketable securities will provide sufficient cash flow to meet these expenses in 1997. The Company has no material commitments for capital expenditures, nor is the Company subject to seasonal aspects that could be expected to have a material effect on the Company's financial condition or its results of operations. The Company believes that there are no significant elements of income or loss that do not arise from the Company's continuing operations.

          Item 7.   Financial Statements and Supplementary Data

                    The response to Item 7 is included Exhibit
          13 to this report.

          Item 8.          Changes and Disagreements with
          Accountants on Accounting and Financial Disclosure

                    The Company has nothing to report under this Item.


                    PART III

          Item 9.  Directors, Executive Officers, Promoters and
          Control Persons of the Registrant; Compliance with
          Section 16(a) of the Exchange Act

                    The information required by this Item is incorporated herein by reference to the Company s 1996 definitive proxy statement filed on September 11, 1996 with the Securities and Exchange Commission as set forth under the captions "Voting Shares and Security Ownership of Certain Beneficial Owners and Management" and Compensation of Directors and Officers".

          Item 10.  Executive Compensation

                    The information required by this Item is incorporated herein by reference to the Company s 1996 definitive proxy statement filed on September 11, 1996 with the Securities and Exchange Commission as set forth under the caption "Compensation of Directors and Officers".

          Item 11.  Security Ownership of Certain Beneficial
          Owners and Management

                    The information required by this Item is incorporated herein by reference to the Company s 1996 definitive proxy statement filed on September 11, 1996 with the Securities and Exchange Commission as set forth under the caption "Voting Shares and Security Ownership of Certain Beneficial Owners and Management".

          Item 12.  Certain Relationships and Related
          Transactions

                    During the last two years, the Company was a party directly or indirectly to the following transactions with its directors, executive officers, and principal shareholders (including any of their associates or affiliates):

                    1.          During 1996, the Company was a
          party to a lease dated July 13, 1990 with Renaissance Partners, a partnership in which S. William Miller and Frank W. Terrizzi are partners. Messrs. Miller and Terrizzi are principal shareholders of the Company, and Mr. Terrizzi is also a director. The lease relates to the Company's former headquarters at 3006 Vernon Place, Cincinnati, Ohio, with expiration on December 31, 1997. On May 13, 1996, the Company negotiated a buyout of the lease. A portion of the buyout proceeds consisted of a Term Note Payable to the lessor partnership. The Term Note Payable bears interest at 6% and matures on May 13, 1997 with principal and interest due in full.

                    With respect to the above transactions, the consideration was determined by means of negotiation conducted between the Company and the other party. Management believes that no better terms could have been obtained from any third parties, and that such transactions represented "fair market value" transactions at the time they were entered into.

          Item 13. Exhibits, Financial Statements and Reports on Form 8-K

          (a)(1) and (2).  Financial Statements

               The financial statements attached to the end of this annual report are filed as part of this annual report.

          (a)(3).           Exhibits

          Exhibit No.        Description         Where  Provided

          3.     Charter and Bylaws                          *
                                                           -----

          4.     Instruments Defining Rights of Security Holders
                                                             *
                                                           -----

               4.1     Agency Agreement by and among Cintech
          Tele-Management Systems, Inc., Loewen, Ondaatje,
          McCutcheon Limited, and Toronto Dominion Securities,
          Inc. dated January 20, 1994             *
                                                -----

               4.2     Cintech Tele-Management Systems, Inc.
          1993 Stock Option Plan               *
                                             -----

          9.  Voting Trust Agreements          *
                                             -----

          10. Material Contracts               *
                                             -----
               10.1     Agency Agreement by and among Cintech
          Tele-Management Systems, Inc., Loewen, Ondaatje,
          McCutcheon Limited, and Toronto Dominion Securities,
          Inc. dated January 20, 1994             *
                                                -----

               10.2     Escrow Agreement described in Part II,
                       Item 1             *
                                       -----

               10.3     Lease between Renaissance Partners and
          Cintech Tele-Management Systems, Inc. dated July 13,
          1990            *
                        -----

               10.4     Cintech Tele-Management Systems, Inc.
          Stock Option Plan               *
                                        -----
               10.5     Lease between Cintech Tele-Management
          Systems, Inc. and Norwood Real Estate Partners dated
          October 25, 1994           ***
                                    -----

          13.    Portions of the Annual Report to Shareholders

          14.    Material Foreign Patents           N/A

          27.     Financial Data Schedule

          99.    Additional Exhibits          **
                                              ---
               99.1    Marketing Communique  **
                                             ---
               99.2    StarDome Distribution Agreement (Form) **
                                                             ---
               99.3    Press Release dated June 8, 1994       **
                                                             ---
               99.4 Letter of Understanding between Cintech Tele-Management Systems, Inc. and NEC America, Inc.
          dated May 5, 1994            **
                                       ---
               99.5    October 10, 1991 Letter            ***
                                                         -----
               99.6    Amendment to License Agreement dated
                       October 10, 1991           ***
                                                 -----
               99.7    Status and Disposition Agreement    ***
                                                          -----
               99.8    Loan Agreement          ***
                                              -----
               99.9    Agreement for Purchase of Preferred Stock
                                 ***
                                -----
              99.10    Debt Exchange Agreement        ***
                                                    -----
              99.11    Agreement to Finance           ***
                                                    -----
              99.12    Supplementary Agreement to Finance    ***
                                                           -----
              99.13    Second Supplementary Agreement to Finance
                                      ***
                                     -----
              99.14    Third Supplementary Agreement to Finance
                                    ***
                                   -----
              99.15    Term Note Payable dated May 13, 1996 to
                    Related Parties

          *    Previously provided in original filing of Form
               10-SB.
          **   Previously provided in Amendment No. 1 to Form
               10-SB
          ***  Previously provided in Amendment No. 2 to Form
               10-SB

          (a)(4).     Reports on Form 8-K

                    The Company has not made any reports on Form
          8-K during the last quarter of the period covered by this report.

                 SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
          Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CINTECH TELE-MANAGEMENT
                                       SYSTEMS, INC.


                                       /s/ Diane M. Kamionka
                                       ------------------------

                                      By:  Diane M. Kamionka,

                                        President and Chief Executive Officer

          September 23, 1996

               Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          PRINCIPAL EXECUTIVE OFFICER:


          /s/ Diane M. Kamionka            September 23, 1996
          ___________________________     _____________________
          Diane M. Kamionka,                  Date
          President, Chief Executive Officer and Director

          PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


          /s/James K. Keller              September 23, 1996
          ___________________________     _____________________
          James K. Keller,                     Date
          Chief Financial Officer

          DIRECTORS:

          /s/ Diane M. Kamionka            September 23, 1996
          ___________________________     _____________________
          Diane M. Kamionka,                   Date
          President, Chief Executive Officer and Director


           /s/ Bryant A. Downey             September 23, 1996
          ___________________________     _____________________
          Bryant A. Downey,                    Date
          Chief Technology Officer and Director


          /s/ Robert I. Westheimer         September 23, 1996
          ___________________________     _____________________
          Robert I. Westheimer,                Date
          Director


          /s/ Frank W. Terrizzi            September 23, 1996
          ___________________________     _____________________
          Frank W. Terrizzi,                   Date
          Director


          /s/ Christopher S.L. Hoffmann    September 23, 1996
          ___________________________     _____________________
          Christopher S.L. Hoffmann,           Date
          Director