Form 10QSB
period 1996-09-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1996-11-12
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from __________________ to
               _____________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            OHIO                                   31-1200684
            -------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,279,371 SHARES OF COMMON STOCK AS OF SEPTEMBER 30, 1996.

   Transitional Small Business Disclosure Format (check one):  Yes   No  X
                                                                  ---   ---


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
         ---------------------

         The financial statements attached to the end of this quarterly report are filed as part of this quarterly report. The financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2.  Management's Discussions and Analysis or Plan of Operation.
         -----------------------------------------------------------

         The following selected financial information set forth below has been derived from the unaudited financial statements of the Company. This discussion and analysis should be read in conjunction with such financial statements. All amounts are in US dollars.

Results of Operations
---------------------

For the three months ended September 30, 1996 compared to the three months ended
--------------------------------------------------------------------------------
September 30, 1995
------------------

         Sales for the three months ended September 30, 1996 were $1,521,000 compared to $1,547,000 for the corresponding period of the prior year. ACD unit volume for the current period increased by approximately 15% over the same period last year. Revenues from ACD software training, installation and maintenance increased by approximately 42% over the prior year quarter and sales of the Tele-Series call accounting product increased by 24% over the same period. Sales of the Company's retail product, OCTus PTA, were negatively impacted due to higher than expected returns of inventory overstock by one of its distributors. Cintech is currently repositioning this product to generate higher unit sales.

         Gross Margin as a percentage of sales, increased to 67% compared to 56% for the comparable prior year period. This increase in Gross Margin is attributable to the Company's strategy of concentrating on higher margin ACD software unit sales while de-emphasizing distribution of the lower margin PC-hardware products. This change in strategy, combined with sales of high margin, non-ACD products such as Tele-Series, Dial-by-Name, maintenance, installation, etc., allowed the Company to generate Gross Profit of $1,026,000, an increase of $153,000 or 18% compared to the same period of last year.

         The first quarter represents the first full quarter whereby Cintech's ACD products were promoted and sold under the joint marketing agreement entered into with Nortel in March 1996. Under this partnership arrangement, Cintech's PRELUDE and CINPHONY ACD are listed in the Nortel catalog and are sold by Nortel through Authorized Norstar Distributors. Cintech receives revenue on software only instead of software and hardware as in the past. Nortel now is responsible for supplying the PC hardware components. On a per unit basis then, Cintech realizes less revenue, countered by a higher gross margin. Unit volume is expected to continue to increase, brought about by the marketing and sales leverage of Nortel. (Nortel has approximately 120 salespeople versus Cintech's 10.) For comparative purposes, had Cintech continued to provide PC-hardware components during the current quarter, sales would have increased approximately 34% over the prior year's first quarter to about $2,075,000.

         Research and Development costs increased to $90,000 or 7% over the same prior year period. This reflects the Company's ongoing efforts in product development including the most recent software solution - JAZZ2000 ACD for NEC's NEAX 2000 IVS. Selling, General and Administrative (S,G&A) expenses of $1,190,000 were approximately 16% higher than the comparable quarter due to the implementation of the Company's joint marketing strategy. The greatest portion of the increase in S,G&A over the first quarter of last year was due to higher payroll costs of $139,000 reflecting higher staffing levels. The organizational growth occurred mainly in fiscal 1996 with staffing levels maintained from the fourth quarter of fiscal 1996 to the first quarter of 1997.

         Other Income decreased to $8,000 for the first three months of fiscal 1997 compared with $24,000 for the prior year quarter due to lower levels of interest income generated from corresponding lower levels of funds invested in marketable securities.

         The Company incurred a Net Loss of $247,000 for the first three months of fiscal 1997 compared to the $241,000 Net Loss reported for the same period last year. The $0.02 Loss per Share was equal to that realized for the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

         Working Capital decreased to $1.7 million for the current quarter compared to $2.0 million for the corresponding prior year. This $300,000 decrease was attributable to decreases in cash and marketable securities ($538,000), accounts receivable ($83,000), and current liabilities ($26,000) offset by increases in inventory and prepaid expenses of $277,000 and $18,000 respectively.

         The Company's operations provided cash of $175,000 during the first fiscal quarter ended September 30, 1996. The cash provided was partially offset by net cash used by investing activities of $67,000.

         As of September 30, 1996, Cintech had outstanding debt obligations of $115,000 due to the buyout of the lease on the Company's former office facilities in May, 1996 and held cash and marketable securities totaling $1.07 million.

        The Company is continuing to execute its joint marketing strategy with Nortel and NEC America that provides higher margin unit sales and a much larger sales and marketing effort from the partnering companies. While operating expenses did increase during the periods covered, the Company believes that increases in sales and/or the liquidation of marketable securities will provide sufficient cash flow to meet expenses in future periods. The Company has no material commitments for capital expenditures, nor is the Company subject to seasonal aspects that could be expected to have a material effect on the Company's financial condition or its results of operations. The Company feels that there are no significant elements of income or loss that do not arise from the Company's continuing operations, other than interest income realized from investment in marketable securities.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


         (a) The Annual Meeting of Shareholders of the Company was held on October 8, 1996 (the "Annual Meeting"). The vote of holders of record of 12,281,371 shares of the Company's common stock outstanding at the close of business on September 2, 1996 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         (b) All of the Board of Directors nominees submitted for approval by shareholders were elected. The results of the shareholder voting were as follows:


                                                       VOTE
                                                       ----

                                       FOR            AGAINST     ABSTAIN
                                       ---            -------     -------
         Diane M. Kamionka          10,374,714           0         1,000
         Bryant A. Downey           10,375,714           0             0
         Frank W. Terrizzi          10,375,714           0             0
         Robert I. Westheimer       10,375,714           0             0
         John G. Slater             10,375,714           0             0
         Carter F. Randolph         10,375,714           0             0

         (c) At the Annual Meeting, stockholders approved the following matters by the vote indicated:

                                                       VOTE
                                                       ----

                                           FOR        AGAINST     ABSTAIN
                                           ---        -------     -------
         Ratification of Selection      10,371,214     4,000        500
         of  Deloitte Touche as
         Independent Auditors

                                                       VOTE
                                                       ----

                                           FOR        AGAINST     ABSTAIN
                                           ---        -------     -------
         Amendment of Stock             10,366,714     7,000      2,000
         Option Plan to Provide
         for Nonemployee Eligibility

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      The following Exhibits are required by Item 601 of Regulation
                  S-B:

                                                                                                               Page
                                                                                                               ----
Exhibit No. 2     -        Plan of Acquisition, Reorganization, Arrangement, Liquidation,
-------------              or Succession.....................................................................  N/A
                                                                                                             -----

Exhibit No. 3  -           (I) Articles of Incorporation, (ii) By-laws ......................................  *
-------------                                                                                                -----

Exhibit No. 4     -        Instruments Defining
-------------              Rights of Security Holders........................................................  N/A
                                                                                                             -----

Exhibit No. 10 -           Material Contracts................................................................*, **
--------------                                                                                               -----

Exhibit No. 11  -          Statement re: Computation of Per Share Earnings ..................................  N/A
--------------                                                                                               -----

Exhibit No. 15  -          Letter on Unaudited Interim Financial Information................................   N/A
--------------                                                                                               -----

Exhibit No. 18  -          Letter on Change in Accounting Principles.........................................  N/A
--------------                                                                                               -----

Exhibit No. 19  -          Reports Furnished to Security-Holders.............................................  N/A
--------------                                                                                               -----

Exhibit No. 22  -          Published Report Regarding Matters Submitted to Vote..............................  N/A
--------------                                                                                               -----

Exhibit No. 23  -          Consent of Experts and Counsel....................................................  N/A
--------------                                                                                               -----

Exhibit No. 24  -          Power of Attorney.................................................................  N/A
--------------                                                                                               -----

Exhibit No. 99  -          Additional Exhibits...............................................................  N/A
--------------                                                                                               -----


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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By: _________________________________                Date: November 14, 1996
    Diane M. Kamionka, President and
    Chief Executive Officer


By: _________________________________                Date: November 14, 1996
    James K. Keller, Chief Financial Officer