Form 10QSB
period 1996-12-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1997-02-14
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from _______________ to __________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                  OHIO                                  31-1200684
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                       Number)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                    (Address of principal executive offices)

                                 (513) 731-6000
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,279,371 shares of common stock as of December 31, 1996.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --    --
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

Results of Operations

For the six months ended December 31, 1996 compared to the six months ended December 31, 1995

         Sales for the six months ended December 31, 1996 were $3,128,000 compared to $3,605,000 for the corresponding period of the prior year. The $477,000 or 13% decrease in sales reflects the initial impact of the transition to the Nortel sales and distribution strategy announced in March 1996. Under the terms of the joint marketing arrangement with Nortel, the Company's CINPHONY and PRELUDE ACD software products are listed in Nortel's catalog and are sold directly by Nortel sales representatives. In addition, the Company no longer sells the PC-hardware platforms required to run its ACD software products as such hardware is now supplied by Nortel. Included in the comparative prior period sales figure is approximately $1,146,000 of PC-hardware revenue.

         ACD unit volume for the current period increased by approximately 15% over the same period last year. Unit volume is expected to continue growing to a level which more than offsets the loss of revenues previously realized from PC-hardware. Revenues from ACD software training, installation and maintenance increased by approximately 41% over the same prior year period and sales of the Tele-Series call accounting product increased by 17% over the same period. In addition, the Company continued its efforts in repositioning the OCTuS PTA retail product.

         Gross Margin as a percentage of sales, increased to 67% compared to 58% for the comparable prior year period. This increase in Gross Margin percentage is attributable to the Company's strategy of concentrating on higher margin ACD software unit sales while de-emphasizing distribution of the lower margin PC-hardware products. During the first six months of fiscal 1997 the Company generated Gross Profit of $2,085,000 a decrease of $17,000 or 1% compared to the prior year.


         Research and Development costs increased to $208,000 or 7% over the same prior year period. This reflects the Company's ongoing efforts to produce new products and new releases of existing products. Selling, General and Administrative (S,G&A) expenses of $2,330,000 were approximately 11% higher than the comparable prior year period due to the Company's continued implementation of its business plan. The greatest portion of the increase in S,G&A over the first six months of last year was due to higher payroll costs of $229,000 reflecting higher staffing levels which grew primarily during fiscal 1996.


         The Company incurred a Net Loss of $437,000 for the first six months of fiscal 1997 compared to the $194,000 Net Loss reported for the same period last year. The $0.04 Loss per Share was $0.02 higher than that realized for the corresponding period of 1996. As the transition of the Company's joint marketing strategy with Nortel nears completion, it is anticipated that the sales growth rate will exceed levels experienced in prior years and yield improved profitability.

Liquidity and Capital Resources

         Working Capital decreased to $1.5 million for the period ended December 31, 1996 compared to $2.0 million for the corresponding prior year period. This $500,000 decrease was attributable to decreases in cash and marketable securities ($267,000), accounts receivable ($317,000), and current liabilities ($21,000) offset by increases in inventory and prepaid expenses of $14,000 and $19,000 respectively.

         The Company's operations provided cash of $30,000 for the six months ended December 31, 1996. As of December 31, 1996, Cintech had outstanding debt obligations of $100,000 due to the buyout of the lease on the Company's former office facilities in May, 1996 and held cash and marketable securities totaling $863,000.

        The Company's plan of operation is to continue distributing its ACD-related products via joint marketing agreements with Northern Telecom and NEC America. The Company believes that increases in sales and/or the liquidation of marketable securities will provide sufficient cash flow to meet expenses in future periods. The Company has no material commitments for capital expenditures, nor is the Company subject to seasonal aspects that could be expected to have a material effect on the Company's financial condition or its results of operations. The Company feels that there are no significant elements of income or loss that do not arise from the Company's continuing operations, other than interest income realized from investment in marketable securities.

                           PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following Exhibits are required by Item 601 of Regulation
                  S-B:

                                                                                                       Page
                                                                                                       ----
Exhibit No. 2  -    Plan of Acquisition, Reorganization, Arrangement, Liquidation,
                    or Succession.....................................................................  N/A

Exhibit No. 3  -    (I) Articles of Incorporation, (ii) By-laws ......................................  *

Exhibit No. 4  -    Instruments Defining
                    Rights of Security Holders........................................................  N/A

Exhibit No. 10  -   Material Contracts................................................................  *,**

Exhibit No. 11  -   Statement re: Computation of Per Share Earnings ..................................  N/A

Exhibit No. 15  -   Letter on Unaudited Interim Financial Information.................................  N/A

Exhibit No. 18  -   Letter on Change in Accounting Principles.........................................  N/A

Exhibit No. 19  -   Reports Furnished to Security-Holders.............................................  N/A

Exhibit No. 22  -   Published Report Regarding Matters Submitted to Vote..............................  N/A

Exhibit No. 23  -   Consent of Experts and Counsel....................................................  N/A

Exhibit No. 24  -   Power of Attorney.................................................................  N/A

Exhibit No. 99  -   Additional Exhibits...............................................................  N/A


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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/  Diane M. Kamionka                              Date: February 14, 1997
     ---------------------------------
     Diane M. Kamionka, President and
     Chief Executive Officer



By:  /s/ James K. Keller                                 Date: February 14, 1997
     ---------------------------------
     James K. Keller, Chief Financial Officer