Form 10QSB
period 1997-03-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1997-05-15
CIK 926038

                                  FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from __________________ to _____________________

                     CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                     -------------------------------------
        (Exact name of small business issuer as specified in its charter)

            OHIO                                       31-1200684
            -----------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                  2100 Sherman Avenue, Cincinnati, Ohio 45212
                  -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                 --------------
                          (Issuer's telephone number)

                                      N/A
                                 -------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,279,751 shares of common stock as of March 31, 1997.

     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_


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

Results of Operations

For the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996

     Sales for the nine months ended March 31, 1997 were $5,063,000 compared to $5,943,000 for the corresponding period of the prior year. The $880,000 or 15% decrease in sales is primarily attributable to the change in sales and distribution strategy implemented in March 1996. Under the terms of the joint marketing arrangement with Nortel, the Company's CINPHONY and PRELUDE ACD software products are listed in Nortel's catalog and are sold directly by Nortel sales representatives. In addition, the Company no longer sells the PC-hardware platforms required to run its ACD software products as such hardware is now supplied by Nortel. Included in the comparative prior period sales figure is approximately $1,692,000 of PC-hardware revenue bundled with Nortel-compatible ACD products. Year-to-date ACD software sales were $667,000 or 27% higher compared to the same nine month period of the prior year. For the three months ended March 31, 1997, ACD software sales were $326,000 or 35% higher than the same quarter last year.

     ACD software unit volume for the nine months ended March 31, 1997 increased by approximately 27% over the same period last year. Unit volume for the three months ended March 31, 1997 was approximately 48% higher compared to the prior year quarter. This trend in unit volume growth is expected to continue to a level which more than offsets the loss of revenues previously realized from PC-hardware. Revenues from ACD software training, installation and maintenance increased by approximately 40% over the prior year and sales of the Tele-Series call accounting product increased by 17% over the same nine month period.

     Despite efforts put forth in repositioning the OCTuS PTA retail product, slower than expected sales continued through the third fiscal quarter. Accordingly, the Company decided to record a one-time adjustment in the amount of approximately $800,000 thus reserving effectively for the entire retail product inventory.

     Gross Margin as a percentage of sales, decreased to 49% compared to 57% for the comparable prior year period. This decrease in Gross Margin percentage is attributable to the Company's decision to record a reserve for OCTuS PCTA inventory during the fiscal third quarter. Excluding the inventory write-off, Gross Margin percentage was 66% thus reflecting the Company's strategy of concentrating on higher margin ACD software unit sales while de-emphasizing distribution of the lower margin PC-hardware products. During the first nine months of fiscal 1997, the Company generated Gross Profit of approximately $2,484,000 a decrease of $894,000 or 27%. This decrease is due primarily to the retail product inventory write-off described above.

     Research and Development costs increased to $286,000 or 22% over the same prior year period. This reflects the Company's continued efforts to produce new products and new releases of existing products. Selling, General and Administrative (S,G&A) expenses of $3,543,000 were approximately 5% higher than the comparable prior year period due to the Company's continued implementation of its business plan. The greatest portion of the increase in S,G&A over the corresponding prior year period was due to higher payroll costs of $274,000 reflecting higher staffing levels which grew primarily during fiscal 1996.

     The Company incurred a Net Loss of $1,321,000 for the nine months ended March 31,1997 compared to the $237,000 Net Loss reported for the same period last year. Approximately 61% of the Net Loss or $0.07 per Share is associated with the reserve for OCTuS PTA inventory. The $0.11 Loss per Share was $0.09 higher than that realized for the corresponding period of 1996. Excluding the effects of the retail product inventory adjustment, the Company would have reported break-even or $0.00 Earnings Per Share for the three months ended March 31, 1997.

Liquidity and Capital Resources

     Working Capital decreased to $646,000 for the period ended March 31, 1997 compared to $1.9 million for the corresponding prior year period. This $1.3 million decrease was attributable to the approximate $800,000 retail inventory product write-off along with decreases in cash and marketable securities ($192,000), and accounts receivable ($226,000) offset by increases in prepaid expenses of $10,000 and current liabilities of $17,000.

     The Company's operations provided cash of $95,000 for the nine months ended March 31, 1997. As of March 31, 1997, Cintech had outstanding debt obligations of $85,000 due to the buyout of the lease on the Company's former office facilities in May, 1996 and held cash and marketable securities totaling approximately $850,000.

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

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) The following Exhibits are required by Item 601 of Regulation S-B:

                                                                                                               Page
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

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

By: /s/  DIANE M. KAMIONKA                                  Date: May 14, 1997
   ----------------------------------------
   Diane M. Kamionka, President and
   Chief Executive Officer

By: /s/ JAMES K. KELLER                                     Date: May 14, 1997
   ----------------------------------------
   James K. Keller, Chief Financial Officer