Form 10KSB40
period 1997-06-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1997-09-29
CIK 926038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                              ---------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------

                     For the Fiscal Year Ended June 30, 1997

                           Commission File No. 0-24448

                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Ohio
        ------------------------            ------------------------------------
        (State of Incorporation)                         31-1200684
                                            (I.R.S. Employer Identification No.)
          2100 Sherman Avenue
            Cincinnati, Ohio                               45212
----------------------------------------               --------------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 513-731-6000

                              --------------------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                         Common Stock, without par value

                              --------------------

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes   X           No
                           -----            -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B (Section 228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].


         All amounts specified in this Annual Report are in U.S. Dollars, unless otherwise specified herein. The registrant's revenues as of June 30, 1997 were $7,098,142.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1997 was $1,484,780.

         The outstanding voting securities of the registrant at the close of business on June 30, 1997 were 12,281,751 shares of Common Stock without par value.


                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                  Document                                   Part
                  --------                                   ----
         A.       Registration Statement on                  Parts I, II and III
                  Form 10-SB (Release No.
                  34-32231), as amended, filed
                  June 27, 1994

         B.       Proxy Statement                            Parts II and III
                  Filed on September 25, 1997

                                     PART I

Item 1.   Description of Business

ORGANIZATION

     Cintech Tele-Management Systems, Inc. (the "Company" or "Cintech") was incorporated by means of Articles of Incorporation filed under the laws of the State of Ohio on March 20, 1987. The Company has operated continuously since that time and grown through internal development of an array of computer software products. The Company has not experienced any bankruptcy or similar proceedings, nor has it been involved in any merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's shares are registered on the Toronto Stock Exchange, and are traded under the symbol CTM.

BUSINESS OVERVIEW/MARKET

     The Company operates in the emerging computer and telephone integration ("CTI") industry. Also known as computer telephony, the industry integrates computers with telephone systems using software to produce business applications. The combined power of a computer and telephone systems opens numerous possibilities for the market, many of which have not been fully developed. The Company believes that the ability to merge voice, database, call routing, messaging, reporting, real-time statistics and other technologies, has significant market potential, most notably for small businesses and for departments and branch offices within larger decentralized organizations.

     As a competitor in the computer and telephone integration industry, the Company is a developer and distributor of computer software that integrates computers and telephone switching systems to produce applications that assist in business management and operations. These applications are designed to increase productivity and service levels of small and mid-size businesses and departments or branches of larger businesses and to provide relevant additional information for managers. To date, the Company has focused on the development of applications for the modular digital key telephone switching systems ("Norstar") sold worldwide by Northern Telecom Ltd. of Calgary, Alberta, Canada ("Nortel"). The Norstar was the first key telephone system to offer open application interface targeted for small and mid-size business units. The Company was the first developer to write a successful open application interface-based application for Norstar and is now the leader in developing business applications for Norstar. Using a standard personal computer equipped with an interface card (produced by Nortel) to the Norstar, the Company's software enables small and mid-size businesses to use applications such as ACD (Automatic Call Distribution) previously generally available only to larger users. The Company began shipping its first ACD product, CINPHONY, in April, 1991 and in October, 1993, introduced a second product, PRELUDE.

     In June, 1994, the Company announced plans to jointly market and sell the Company's software applications with Nippon Electric Company ("NEC"). Accordingly, Cintech developed a new ACD product, JAZZ2000, a PC-based solution for NEC's NEAX2000 IVS (Integrated Voice Server) PBX. The application performs similar functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform. The JAZZ2000 was made available for general release in December 1996 and is sold jointly by Cintech and NEC America's sales network. Under terms of the joint arrangement, the Company's products such as the JAZZ2000 are sold under its own name by NEC America's direct sales force and distribution network in the United States. The Company believes that NEC's direct sales force and distribution network will expand its market for applications.

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

     The Company has developed two ACD systems for Nortel's Norstar, CINPHONY and PRELUDE and JAZZ2000 for NEC's NEAX2000 PBX. CINPHONY AND PRELUDE are generally targeted towards organizations that have less than 50 telephone agents ("small call centers") and can be effectively utilized by small businesses and departments or branch offices in larger organizations. JAZZ2000 is also targeted toward the small to mid-size call center. More detailed information on these products is as follows:

     CINPHONY

     CINPHONY, introduced in 1991, is targeted to a sophisticated small call center with advanced ACD needs. CINPHONY was designed for use with a Norstar modular system. Typically, the CINPHONY user has experience with ACD in a large call center within the organization and wants that same level of capability in smaller areas.
Reporting often becomes the critical sales element.

     CINPHONY users range from small businesses with as few as 15 employees to Fortune 500 companies. In 1993, the Company began to focus on major accounts that would typically have the potential for multiple installations. Today, over 50% of CINPHONY installations are in large corporations, government agencies and institutions, many of them with multiple installations.

     CINPHONY is available in two levels. Level I is designed for small call centers staffed with up to 30 agents and 4 groups. Level II supports up to 80 agents and a maximum of 24 groups.

     PRELUDE

     PRELUDE, introduced in 1993, is an entry level product offering basic ACD functionality. PRELUDE also offers real-time status, voice capabilities and reports.

     The Company believes that PRELUDE is broadening the market for ACDs because of its straightforward feature set and affordability for even the smallest center. Many departments, branch offices and small businesses do not believe they are candidates for ACD because of its reputation as a product for large users only, its historically high cost, and a perceived overabundance of features. PRELUDE also replaces older technology, such as call sequencers. Cintech's strategy has been to introduce less sophisticated users to ACD with PRELUDE and then upgrade them to CINPHONY as their needs expand.

     JAZZ2000

     The JAZZ2000 application performs similar functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform designed by NEC, the NEAX2000 IVS. JAZZ2000 provides Cintech with an advanced ACD solution targeted at sophisticated small to mid-size call centers, while complementing the power and versatility of a PBX. The JAZZ2000 can handle a maximum of 80 active agents, and 24 groups of agents as well as growth up to 512 ports. The first generation of the JAZZ2000 began shipment in December 1996.

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

     In 1992, Nortel entered into an agreement with the Company to replace the existing Norstar call accounting product with a rewritten version of Tele-Series that would take advantage of Norstar's unique technology. In February 1993, the Company introduced Tele-Series for Norstar. It replaced the previous Norstar call accounting product and is endorsed by Nortel as the official replacement product in the United States. As part of its agreement with Nortel, Cintech provides technical product support for Nortel's installed base of the previous call accounting product. The Company intends to upgrade these users to Tele-Series for Norstar.

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

MARKETING AND DISTRIBUTION

     Cintech has joint marketing and distribution arrangements with both Nortel and NEC America. The Nortel arrangement was implemented during April 1996 with the release of new versions of CINPHONY and PRELUDE that were designed to perform on Nortel's newly released Norstar Application Module platform. Under the arrangement, Cintech's CINPHONY and PRELUDE are now included in the Nortel product catalog and sold jointly by Cintech and Nortel's direct sales force and distributors which includes all of the Regional Bell Operating Companies, Canadian provincial telephone companies, the three largest US independent operating companies: GTE, Sprint and Wiltel and approximately 500 smaller distributors. In the Company's opinion this distribution stronghold represents one of its major competitive advantages.

     The Company also has a joint marketing and distribution arrangement with NEC America for its JAZZ2000 ACD solution. The JAZZ2000 product was released in December 1996 and is sold jointly by Cintech and NEC America's direct sales force and NEC distributors. The Company believes that NEC's direct sales force and distribution network will expand its market for applications as well as provide a vehicle for further international expansion.

     In addition to the US and Canada, the Company's products are installed in Central and South America as well as in the Middle East. The Company intends to expand its sales internationally to fill the needs of global accounts. This objective complements the Company's joint marketing and distribution strategy.

RETAIL DISTRIBUTION

     During fiscal 1997 the Company experienced lower than expected sales of its OCTuS PTA PC-based telephone management software product. Accordingly, the Company recorded an approximate $800,000 inventory reserve during the third quarter which represented the entire book value of the inventory. Going forward, the Company intends to continue marketing the product direct to distributors and endusers by employing a significantly lower cost sales model.

COMPETITIVE POSITION

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

DEPENDENCE ON CUSTOMERS/DISTRIBUTION

     The Company derives a significant portion of its revenue from products which are integrated with the Norstar system. Because of this product concentration, the Company would be materially adversely affected if users of the Norstar system determined to use another system or similar device or if the Norstar system ceased to be competitive in the marketplace. In March 1996, in order to further increase penetration of ACD software sales to Norstar users, the Company entered into a joint marketing agreement with Nortel whereby, Nortel's sales and marketing organization now has responsibility for selling the Company's software products through common distribution channels. Consequently, the Company's business is in part dependent upon the degree of marketing support and effort provided by Nortel and the various distributors. Most of the Company's sales are to large distributors in the telephony industry. For the year ended June 30, 1997 approximately 56% of the Company's sales were made to one such distributor.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS

     The Company, as a supplier primarily of software products, is not dependent upon availability of raw materials. Hardware components used for bundling with Company products are readily available for open market purchase and the Company can acquire such components from any number of available primary and secondary sources. The Company is dependent upon Nortel for the supply of Norstar components required for testing and development of Company products.

PROPRIETARY RIGHTS

     CINPHONY and Tele-Series have been copyrighted by the Company with the United States Copyright Office. The Company has applied for trademarks in respect to CINPHONY, PRELUDE, Tele-Series and StarDome in the United States.

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

RESEARCH AND DEVELOPMENT

     The Company spent on research and development during each of the last two fiscal years the following sums: $387,000 for the fiscal year ending June 30, 1997, and $326,000 for fiscal year ending June 30, 1996. The cost of such activities are considered overhead items which are reflected only indirectly in the pricing of the company's products sold into the market.

EMPLOYEES

     The Company presently has 57 employees, 56 of which are full time. Of these employees, 18 are involved primarily in sales and marketing, 16 work on systems support, 14 are involved in product development and the remaining nine are responsible for all management and administrative functions.

Item 2.   Properties

     The Company's plant and its executive offices comprising approximately 20,000 square feet are located at 2100 Sherman Avenue, Cincinnati, Ohio 45212. The Company leases this facility. The lease extends until February 28, 2002 and calls for escalating lease payments. Lease payments for the year ending June 30, 1997 amounted to approximately $296,000.

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


                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock is held by approximately 600 shareholders of record as of June 30, 1997, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 1997 are shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.

FOR THE QUARTER ENDED                 HIGH(1)                LOW(1)
---------------------                 -------                ------
June 30, 1996                          $1.98                 $1.40
September 30, 1996                      1.55                  0.90
December 31, 1996                       1.40                  0.90
March 31, 1997                          0.82                  0.56
June 30, 1997                           0.84                  0.51

(1) Based on quotations obtained from the Toronto Stock Exchange. All amounts are in Canadian dollars.

     No dividends were declared or paid during the two years ended June 30, 1997 and June 30, 1996, and the Company does not anticipate paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this report may contain "forward looking" information (as defined in the Private Securities Litigation Reform Act of 1995) involving risks and uncertainties, including without limitation, projections for sales and expenditures, and various business environment and trend projections. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to , the risks discussed in earlier portions of this document (see Item 1. Description of Business). The Company assumes no obligation to release publicly any changes to any "forward looking" statements that may arise from the development of unanticipated events or circumstances that occur after the date of these statements.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1994, the Company completed its initial public offering ("IPO") of 2,181,820 shares of common stock (see Note 1 of Notes to the Financial Statements). The net proceeds of this offering, after deducting applicable issuance costs and expenses, were $7.7 million. The proceeds of the offering were used to retire the debt of the Company incurred prior to the offering. In addition, the proceeds are continuing to be used for sales and marketing programs, as well as for product development.

     Working Capital decreased to $0.8 million in 1997 from $1.9 million in 1996. The decrease of $1.1 million was mostly attributable to the approximate $800,000 retail inventory product write-off along with decreases in cash and marketable securities investments of $170,000 and accounts receivable of $178,000.

       During 1997, the Company provided cash of $180,000 from operating activities and invested another $191,000 and $59,000 in software development and fixed assets, respectively. The ending cash balance increased by $237,000. These activities were funded primarily through sales of marketable securities of $407,000.

      At the end of 1997, the Company had $30,000 in outstanding debt in the form of a note payable and held cash and marketable securities totaling $804,000.

RESULTS OF OPERATIONS

     The following selected financial information set forth below has been derived from the financial statements of the Company. This discussion and analysis should be read in conjunction with the financial statements and notes thereto which follow.

RESULTS OF OPERATIONS 1997 VERSUS 1996

     Sales for fiscal 1997 decreased by $1,054,000 or 13% compared with 1996. This increase by product is broken down as follows (in thousands):

                                                                        INCREASE
PRODUCT CATEGORY                        1997            1996           (DECREASE)
----------------                      -------          -------         ----------
ACD Software                          $ 4,163          $ 3,158          $ 1,005
ACD Hardware                              494            2,337           (1,843)
Call Accounting                           759              670               89
Other                                   1,629            1,934             (305)
                                      -------          -------          -------
Total                                 $ 7,045          $ 8,099          ($1,054)

       The increase in the sales of the Automatic Call Distribution software products and Tele-Series, the Company's Call Accounting product, was due to achieving a greater level of penetration through the Company's distribution channels for the product. ACD hardware sales declined as the Company, under its joint marketing agreement with Nortel which was effective March 1996, no longer sells the PC-hardware platforms required to run its ACD software products. Such hardware is now supplied by Nortel. Sales of the higher margin ACD software-only products continued to grow over the course of fiscal 1997 such that the Company expects its year-over-year fiscal 1998 revenue growth to return to the levels seen in prior years. Other sales decreased primarily because the Company chose to de-emphasize selling efforts associated with the OCTuS PTA retail product line due to much slower than expected sales experience. Going forward the Company will concentrate on developing and marketing software solutions for the high-growth small call center market.

       Cost of products sold decreased $1,610,000 or 63% mostly due to the Company's strategy of concentrating on marketing software-only ACD products. Also, as a percentage of sales, cost of products sold for 1997 decreased to 13% from 32% experienced in 1996, due to the combination of a reduction of lower margin hardware sales attributable to the Company's joint marketing arrangement with Nortel and continued efforts to decrease component costs while maintaining product quality. License fees, net of fourth quarter adjustments, increased $479,000 or 72% due to the combined effects of the new terms of the joint marketing arrangement with Nortel and the related increase in ACD software unit sales volume. Gross Profit decreased $764,000 or 16% primarily due to the Company's decision to record an approximate $800,000 reserve for OCTuS PTA inventory during the fiscal third quarter.

       Research and development costs of $387,000 were $61,000 or 19% higher than 1996. This increase is largely due to more effective allocation of resources as the Company continues to develop new products and new releases of existing products. In addition, the Company capitalized software development costs of $191,000 during the year, a decrease of $2,000 over 1996.

       Selling, general, and administrative expenses increased $298,000 or 7% over 1996. This increase reflects the Company's continued investment in its infrastructure in order to enhance its performance in sales, marketing and customer support services. A schedule of the selling, general, and administrative expenses categories appears below (in thousands):

                                                                        INCREASE
EXPENSE CATEGORY                            1997           1996        (DECREASE)
----------------                           ------         ------       ----------
Payroll                                    $2,885         $2,584         $  301
Professional Services                         203            193             10
Sales and Marketing                         1,002          1,107           (105)
Occupancy                                     315            306              9
Other                                         460            377             83
                                           ------         ------         ------
Total                                      $4,865         $4,567         $  298

       The increase in payroll costs reflects a 2% increase in staff levels and related salary and expense increases. The decrease in sales and marketing expenses largely reflects the deemphasis of the OCTuS PCTA product. The increase in other expenses was largely due to the Company's decision to adjust the useful lives, for depreciation purposes, of certain types of computer equipment and software used in product development, so that depreciation expense will more accurately reflect the cost of capital used in the business.

       The Company's loss from operations of $1,294,000 was $1,068,000 greater than that experienced in 1996. The majority of the loss (78%) is a direct result of the reserve for OCTuS PCTA inventory. The remainder reflects the effects of the slower than anticipated implementation of the joint marketing model with Nortel during the first half of the year.

       Other income of $30,000 decreased by $36,000 or 54% compared to 1996 due to a reduction in the amount of funds invested in marketable securities.

       The net loss of $1,264,000 represents an increase of $1,104,000 compared to the loss reported in 1996. The corresponding loss per share was $0.10 in 1997 compared to $0.01 in 1996. Excluding the effects of the retail product inventory adjustment, the Company would have reported $0.03 net loss per share.

     The Company's operating plans are to continue distributing its products through the current channels. While operating expenses did increase in 1997, the Company believes that increases in sales and or the liquidation of marketable securities will provide sufficient cash flow to meet these expenses in 1997. The Company has no material commitments for capital expenditures, nor is the Company subject to seasonal aspects that could be expected to have a material effect on the Company's financial condition or its results of operations. The Company believes that there are no significant elements of income or loss that do not arise from the Company's continuing operations.

Item 7.   Financial Statements and Supplementary Data

The response to Item 7 is included in the response to Item 13 of this report.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has nothing to report under this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

          The information required by this Item is incorporated herein by reference to the Company's 1997 definitive proxy statement filed on September 25, 1997 with the Securities and Exchange Commission as set forth under the captions "Voting Shares and Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Officers".

Executive Officers of the Company. The names, ages and positions of the executive officers of the Company as of June 30, 1997 are as follows:

      NAME                    AGE                        POSITION
      ----                    ---                        --------
Diane M. Kamionka              50             President and Chief Executive
                                              Officer
Bryant A. Downey               34             Chief Technology Officer
David J. Thibodeau             48             Vice President - Customer
                                              Support Services
Peter C. Carfagno              41             Vice President - Sales
James K. Keller                41             Chief Financial Officer


     Each of the officers has been engaged in their principal occupation indicated above for the previous five years, except for Mr. Thibodeau who became an Executive Officer of the Company during 1996 and Messrs. Carfagno and Keller who became Executive Officers during 1997.

Item 10.  Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's 1997 definitive proxy statement filed on September 25, 1997 with the Securities and Exchange Commission as set forth under the caption "Compensation of Directors and Officers".

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company's 1997 definitive proxy statement filed on September 25, 1997 with the Securities and Exchange Commission as set forth under the caption "Voting Shares and Security Ownership of Certain Beneficial Owners and Management".

Item 12.  Certain Relationships and Related Transactions

     During the last two years, the Company was a party directly or indirectly to the following transactions with its directors, executive officers, and principal shareholders (including any of their associates or affiliates):

     1. During 1996, the Company was a party to a lease dated July 13, 1990 with Renaissance Partners, a partnership in which S. William Miller and Frank W. Terrizzi are partners. Messrs. Miller and Terrizzi are principal shareholders of the Company, and Mr. Terrizzi is also a director. The lease relating to the Company's former headquarters at 3006 Vernon Place, Cincinnati, Ohio, expires on December 31, 1997. On May 13, 1996, the Company negotiated a buyout of the lease. A portion of the buyout proceeds consisted of a Term Note Payable to the lessor partnership. The Term Note Payable which bore interest at 6%, was paid in full on its maturity date of May 13, 1997.

     With respect to each of the above transactions, the consideration was determined by means of negotiation conducted between the Company and the other party. In each case, the party entering into the transaction with the Company was the only party willing to enter into the transaction, given the Company's debt situation in the period preceding the Canadian offering. As such, management believes that no better terms could have been obtained from any third parties, and that such transactions represented "fair market value" transactions at the time they were entered into.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

(A)(1) AND (2).  FINANCIAL STATEMENTS

     The financial statements attached to the end of this annual report are filed as part of this annual report.

(A)(3).   EXHIBITS

Exhibit No                                   Description                                   Where Provided
----------                                   -----------                                   --------------
3.   Charter and Bylaws..........................................................................  *

4.   Instruments Defining Rights of Security Holders                                               *

     4.1  Agency Agreement by and among Cintech Tele-Management Systems, Inc., Loewen,
          Ondaatje, McCutcheon Limited, and Toronto Dominion Securities, Inc. dated
          January 20, 1994.......................................................................  *
     4.2  Cintech Tele-Management Systems, Inc. 1993 Stock Option Plan...........................  *

9.   Voting Trust Agreements.....................................................................  *

10.  Material Contracts..........................................................................  *

      10.1         Agency Agreement by and among Cintech Tele-Management
                   Systems, Inc., Loewen, Ondaatje, McCutcheon Limited, and
                   Toronto Dominion Securities, Inc. dated January 20, 1994......................  *

Exhibit No                                   Description                                   Where Provided
----------                                   -----------                                   --------------
     10.2         Escrow Agreement described in Part II, Item 1..................................  *
     10.3         Lease between Renaissance Partners and Cintech Tele-Management Systems,
                  Inc. dated July 13, 1990.......................................................  *
     10.4         Cintech Tele-Management Systems, Inc. Stock Option Plan........................  *
     10.5         Lease between Cintech Tele-Management Systems, Inc. and Norwood Real
                  Estate Partners dated October 25, 1994.........................................  ***

13.  Portions of the Annual Report to Shareholders

14.  Material Foreign Patents....................................................................  N/A

27.  Financial Data Schedule

99.  Additional Exhibits.........................................................................  **
     99.1         Marketing Communique...........................................................  **
     99.2         StarDome Distribution Agreement (Form).........................................  **
     99.3         Press Release dated June 8, 1994...............................................  **
     99.4         Letter of Understanding between Cintech Tele-Management
                  Systems, Inc. and NEC America, Inc. dated May 5, 1994..........................  **
     99.5         October 10, 1991 Letter........................................................  ***
     99.6         Amendment to License Agreement dated October 10, 1991..........................  ***
     99.7         Status and Disposition Agreement...............................................  ***
     99.8         Loan Agreement.................................................................  ***
     99.9         Agreement for Purchase of Preferred Stock......................................  ***
     99.10        Debt Exchange Agreement........................................................  ***
     99.11        Agreement to Finance...........................................................  ***
     99.12        Supplementary Agreement to Finance.............................................  ***
     99.13        Second Supplementary Agreement to Finance......................................  ***
     99.14        Third Supplementary Agreement to Finance.......................................  ***
     99.15        Term Note Payable dated May 13, 1996 to Related Parties........................  ***

*             Previously provided in original filing of Form 10-SB
**            Previously provided in Amendment No. 1 to Form 10-SB
***           Previously provided in Amendment No. 2 to Form 10-SB


(A)(4).  REPORTS ON FORM 8-K

         The Company has not made any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CINTECH TELE-MANAGEMENT SYSTEMS, INC.


                                       By: /s/ Diane M. Kamionka
                                          --------------------------------------
                                           Diane M. Kamionka,
                                           President and Chief Executive Officer

September 22, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:


/s/ Diane M. Kamionka                                                          September 22, 1997
-------------------------------------------------                              ------------------
Diane M. Kamionka,                                                                     Date
President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ James K. Keller                                                            September 22, 1997
-------------------------------------------------                              ------------------
James K. Keller,                                                                       Date
Chief Financial Officer

DIRECTORS:


/s/ Diane M. Kamionka                                                          September 22, 1997
-------------------------------------------------                              ------------------
Diane M. Kamionka,                                                                     Date
President, Chief Executive Officer and Director


/s/ Bryant A. Downey                                                           September 22, 1997
-------------------------------------------------                              ------------------
Bryant A. Downey,                                                                      Date
Chief Technology Officer and Director

/s/ Carter F. Randolph                                                         September 23, 1997
-------------------------------------------------                              ------------------
Carter F. Randolph                                                                     Date
Director


/s/ Frank M. Terrizzi                                                          September 24, 1997
-------------------------------------------------                              ------------------
Frank M. Terrizzi                                                                      Date
Director