Form 10QSB
period 1997-09-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1997-11-14
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,279,751 shares of common stock as of September 30, 1997.

         Transitional Small Business Disclosure Format (check one): Yes    No X

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

Results of Operations

For the three months ended September 30, 1997 compared to the three months ended September 30, 1996

         Sales for the three months ended September 30, 1997 were $2,057,000 compared to $1,521,000 for the same period last year. The $536,000 or 35%, increase in sales is primarily attributable to the combined effects of a 50% increase in ACD unit volume and a 108% increase in training, installation and maintenance revenue which were slightly offset by a 19% decrease in sales realized from the Tele-Series call accounting product.

         Gross Margin of $1,375,000 was $350,000 or 34%, greater than the corresponding period of last year. The increase in Gross Margin is a direct result of the increase in sales volume. Gross Margin as a percentage of sales was 67% or unchanged from that experienced during the same period of the prior year.

         Research and Development costs increased to $132,000 or 39%, over the same prior year period. This reflects the Company's continued efforts to produce new products such as the MINUET ACD for Nortel which was released at the end of September. Selling, General and Administrative (S,G&A) expenses of $1,145,000 were approximately $40,000 or 3.4%, lower than the comparable prior year period.

         The Company realized Net Income of $106,000 for the three months ended September 30,1997 compared to a $247,000 Net Loss reported for the same period last year. Earnings Per Share were $0.01 versus a $0.02 Loss Per Share reported for the prior year quarter.

Liquidity and Capital Resources

         Working Capital decreased by approximately $761,000 or 45%, to $927,000 when compared to the corresponding period of last year. The decrease is primarily due to the approximate $800,000 retail inventory product write-off reported for the third fiscal quarter of last year.

         The Company's operations provided cash of $235,000 for the three months ended September 30, 1997. As of September 30, 1997, Cintech held cash and marketable securities totaling approximately $974,000 and had no outstanding long-term debt obligations.

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


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


         (a) The Annual Meeting of Shareholders of the Company was held on October 30, 1997 (the "Annual Meeting"). The vote of holders of record of 12,281,751 shares (inclusive of 2,000 shares held as treasury stock) of the Company's common stock outstanding at the close of business on September 10, 1997 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         (b) All of the Board of Directors nominees submitted for approval by shareholders were elected. The results of the shareholder voting were as follows:


                                                                      VOTE

                                                    FOR              AGAINST              ABSTAIN
                  Diane M. Kamionka              10,348,950             0                  6,900
                  Bryant A. Downey               10,348,950             0                  6,900
                  Frank W. Terrizzi              10,348,950             0                  6,900
                  John G. Slater                 10,348,950             0                  6,900
                  Carter F. Randolph             10,348,950             0                  6,900

         (c) At the Annual Meeting, stockholders approved the following matter by the vote indicated:

                                                                        VOTE

                                                   FOR                 AGAINST              ABSTAIN
                  Ratification of Selection      9,209,593              3,300              1,142,957
                  of  Deloitte Touche as
                  Independent Auditors


Item 6.           Exhibits and Reports on Form 8-K

         (a) The following Exhibits are required by Item 601 of Regulation S-B: Page

                                                                                                        Page
                                                                                                        ----
Exhibit No. 2   -          Plan of Acquisition, Reorganization, Arrangement, Liquidation,
                           or Succession...............................................................  N/A

Exhibit No. 3   -          (i) Articles of Incorporation, (ii) By-laws ................................  *

Exhibit No. 4   -          Instruments Defining
                           Rights of Security Holders..................................................  N/A

Exhibit No. 10  -          Material Contracts..........................................................  *, **

Exhibit No. 11  -          Statement re: Computation of Per Share Earnings ............................  N/A

Exhibit No. 15  -          Letter on Unaudited Interim Financial Information...........................  N/A

Exhibit No. 18  -          Letter on Change in Accounting Principles...................................  N/A

Exhibit No. 19  -          Reports Furnished to Security-Holders.......................................  N/A

Exhibit No. 22  -          Published Report Regarding Matters Submitted to Vote........................  N/A

Exhibit No. 23  -          Consent of Experts and Counsel..............................................  N/A

Exhibit No. 24  -          Power of Attorney...........................................................  N/A

Exhibit No. 99  -          Additional Exhibits.........................................................  N/A

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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/  Diane M. Kamionka                           Date: November 14, 1997
       ---------------------------------
      Diane M. Kamionka, President and
      Chief Executive Officer


By:  /s/ James K. Keller                              Date: November 14, 1997
       ---------------------------------
      James K. Keller, Chief Financial Officer