Form 10QSB
period 1997-12-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1998-02-17
CIK 926038

                                  FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
    For the transition period from __________________ to __________________


                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

              OHIO                                     31-1200684
      ---------------------                     ------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                -----------------
                           (Issuer's telephone number)

                                       N/A
                         -------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,279,751 shares of common stock as of December 31, 1997.
----------------------------------------------------------

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


RESULTS OF OPERATIONS

     FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

     Sales for the six months ended December 31, 1997 were $4,678,000 compared to $3,128,000 for the same period last year. The $1,550,000 or 50%, increase in sales is primarily attributable to the combined effects of a 75% increase in ACD unit volume and a 121% increase in training, installation and maintenance revenue which were slightly offset by a 20% decrease in sales realized from the Tele-Series call accounting product. During September 1997, the Company released its new MINUET ACD product which is distributed by Nortel.

     Gross Margin of $3,056,000 was $971,000 or 47%, greater than the corresponding period of last year. The increase in Gross Margin is a direct result of the increase in sales volume. Gross Margin as a percentage of sales was 65% or 2% less than that experienced during the same period of the prior year. This difference in Gross Margin percentage is due primarily to fluctuations in product mix.

     Research and Development costs increased to $275,000 or 33%, over the same prior year period. This reflects the Company's continued efforts to produce new products such as the MINUET ACD for Nortel which began distribution in September. Selling, General and Administrative (S,G&A) expenses of $2,292,000 were approximately $38,000 or 2%, lower than the comparable prior year period.

     The Company realized Net Income of $504,000 for the six months ended December 31,1997 compared to a $437,000 Net Loss reported for the same period last year. Earnings Per Share were $0.04 versus a $0.04 Loss Per Share reported for the prior year quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital decreased by approximately $145,000 or 10%, to $1,357,000 when compared to the corresponding period of last year. The decrease is primarily due to the combined effects of the approximate $800,000 retail inventory product write-off reported for the third fiscal quarter of last year and a $176,000 increase in deferred maintenance revenue, offset by the increases in cash and marketable securities of $421,000 and growth in accounts receivable of $480,000. The increases in cash, marketable securities and accounts receivable reflect the profitability experienced by the Company thus far during fiscal 1998.

     As of December 31, 1997, Cintech held cash and marketable securities totaling approximately $1,284,000 and had no outstanding long-term debt obligations.

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

                           PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following Exhibits are required by Item 601 of Regulation S-B:

                                                                           PAGE
                                                                          ------
EXHIBIT NO. 2  --  Plan of Acquisition, Reorganization, Arrangement,
                   Liquidation, or Succession............................. N/A

EXHIBIT NO. 3  --  (i) Articles of Incorporation, (ii) By-laws ...........  *

EXHIBIT NO. 4  --  Instruments Defining
                   Rights of Security Holders............................. N/A

EXHIBIT NO. 10 --  Material Contracts..................................... *,**

EXHIBIT NO. 11 --  Statement re: Computation of Per Share Earnings ....... N/A

EXHIBIT NO. 15 --  Letter on Unaudited Interim Financial Information...... N/A

EXHIBIT NO. 18 --  Letter on Change in Accounting Principles.............. N/A

EXHIBIT NO. 19 --  Reports Furnished to Security-Holders.................. N/A

EXHIBIT NO. 22 --  Published Report Regarding Matters Submitted to Vote... N/A

EXHIBIT NO. 23 --  Consent of Experts and Counsel......................... N/A

EXHIBIT NO. 24 --  Power of Attorney...................................... N/A

EXHIBIT NO. 99  -  Additional Exhibits.................................... N/A


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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/ Diane M. Kamionka                         Date: February 13, 1998
     ------------------------------------------
     Diane M. Kamionka, President and
     Chief Executive Officer


By:  /s/ James K. Keller                           Date: February 13, 1998
     ------------------------------------------
     James K. Keller, Chief Financial Officer