Form 10QSB
period 1998-03-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1998-05-15
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
        For the transition period from                 to
                                       ---------------    ---------------

                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

           OHIO                                         31-1200684
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                            changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,279,751 shares of common stock as of March 31, 1998.

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


Results of Operations

         For the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997

         Sales for the nine months ended March 31, 1998 were $6,745,000 compared to $5,063,000 for the same period last year. The $1,682,000 or 33%, increase in sales is primarily attributable to the combined effects of a 57% increase in ACD unit volume and a 97% increase in training, installation and maintenance revenue which were slightly offset by a 21% decrease in sales realized from the Tele-Series call accounting product. During September 1997, the Company released its new MINUET ACD product which is distributed by Nortel.

         Gross Margin of $4,376,000 was $1,892,000 or 76%, greater than the corresponding period of last year. Approximately $800,000 of the increase in Gross Margin was due to the Company's decision to record a reserve for OCTuS PCTA inventory during the third fiscal quarter of last year. Excluding the impact of the OCTuS PCTA inventory reserve, Gross Margin increased $1,092,000 or 33% as compared to the same period last year. This increase in Gross Margin is a direct result of the increase in sales volume. Gross Margin as a percentage of sales was 65% or 1% less than that experienced during the same period of the prior year excluding the OCTuS PCTA inventory reserve. This difference in Gross Margin percentage is due primarily to fluctuations in product mix.

         Research and Development costs increased to $409,000 or 34%, over the same prior year period. This reflects the Company's continued efforts to produce new products such as the MINUET ACD for Nortel which began distribution in September. Selling, General and Administrative (S,G&A) expenses of $3,424,000 were approximately $98,000 or 3%, lower than the comparable prior year period.

         The Company realized Net Income of $570,000 for the nine months ended March 31,1998 compared to a $1,321,000 Net Loss reported for the same period last year. Earnings Per Share were $0.05 versus a $0.11 Loss Per Share reported for the prior year quarter. Excluding the effects of the OCTuS PCTA inventory reserve in the corresponding period of last year, the Company would have realized a Net Loss of $521,000 and Loss Per Share of $0.04 for the comparable prior year period.

Liquidity and Capital Resources

         Working Capital increased by approximately $773,000 or 120%, to $1,420,000 when compared to the corresponding period of last year. The increase is primarily due to the $755,000 increase in cash and marketable securities offset by a decrease in accounts receivable of $112,000 and an increase in deferred maintenance revenue of $197,000. The increases in cash and marketable securities reflect the profitability experienced by the Company thus far during fiscal 1998.

         As of March 31, 1998, Cintech held cash and marketable securities totaling approximately $1,605,000 and had no outstanding long-term debt obligations.


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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/  DIANE M. KAMIONKA                             Date: May 15, 1998
     ---------------------------------
     Diane M. Kamionka, President and
     Chief Executive Officer


By:  /s/ MICHAEL E. FREESE                              Date: May 15, 1998
     ---------------------------------
     Michael E. Freese,  Controller