Form 10KSB40
period 1998-06-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1998-09-28
CIK 926038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                              ---------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

                     For the Fiscal Year Ended June 30, 1998

                           Commission File No. 0-24448
                                               -------

                     CINTECH TELE-MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Ohio                                          31-1200684
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


        2100 Sherman Avenue
         Cincinnati, Ohio                                                45212
---------------------------------------                               ---------
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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                         Yes __X__         No _____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B (Section 228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].


         All amounts specified in this Annual Report are in U.S. Dollars, unless otherwise specified herein. The registrant's revenues as of June 30, 1998 were $9,798,630.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1998 was $2,648,596.

         The outstanding voting securities of the registrant at the close of business on June 30, 1998 were 12,281,751 shares of Common Stock without par value.


                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                   Document                                Part
                   --------                                ----

         A.       Registration Statement on                Parts I, II and III
                  Form 10-SB (Release No.
                  34-32231), as amended, filed
                  June 27, 1994


         B.         Proxy Statement                        Parts II and III
                    Filed on September 25, 1998

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects", "estimates", "believes", "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors, which could cause actual results, or events to differ materially from those anticipated by the forward-looking statements. Such factors, include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, and the Company's ability to penetrate additional markets and manage operations related to additional markets. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues, which the Company might face.

Item 1.   DESCRIPTION OF BUSINESS
---------------------------------

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

INDUSTRY BACKGROUND

     COMPUTER AND TELEPHONE INTEGRATION ("CTI") INDUSTRY

     The Company operates in the computer and telephone integration ("CTI") industry. Also known as computer telephony, the industry integrates computers with telephone systems using software to produce business applications. The combined power of a computer and telephone systems opens numerous possibilities for the market, many of which have not been fully developed. The Company believes that the ability to merge voice, database, call routing, messaging, reporting, real-time statistics and other technologies, has significant market potential, most notably for small to mid-sized businesses and for departments and branch offices within larger decentralized organizations.

     As a competitor in the computer and telephone integration industry, the Company is a developer and distributor of computer software that integrates computers and telephone switching systems to produce applications that assist in business management and operations. These applications are designed to increase productivity and service levels of small and mid-size businesses and departments or branches of larger businesses and to provide relevant additional information for business decision-makers.

     CTI INDUSTRY: CALL CENTER MARKET

     In the 1970's, call centers were born. They revolutionized how businesses operated and redefined "customer service." Call centers held the promise of increased revenues, reduced costs and higher profitability by conducting business over the telephone instead of through costly face-to-face contact. It was the first critical step in providing the convenience, access and information that customers not only expect, but demand from almost every type of business today. Because of the high costs of implementing a call center, and technology that addressed only large, structured centers with hundreds of agents, however, call centers remained the domain of only the largest organizations until the early 1990s.

     Expectations, trends, changing demographics, technology, and competition have ushered in a new era of call center, and again, it is revolutionizing the way we do business. Today, call centers are everywhere. They can be any size, from one or two agents, up to hundreds of agents. They may be informal environments, where the "agents" are not dedicated to handling incoming calls, and are often knowledge-based professionals, performing multiple tasks. With the dawn of the virtual call center - with agents located anywhere - the physical barriers of call centers are crumbling, allowing organizations to adapt to an increasingly mobile workforce.

     Call centers are becoming a key strategic asset in every type of business, across all industries. They are not easily categorized because the businesses that use them span a diverse spectrum. A business operating a specialized mail order operation out of their basement, for example, can be as compelling over the telephone as a large business with hundreds of agents answering calls. At the same time, larger businesses that have benefited from call centers for years are implementing smaller call centers throughout their organizations. An international travel agency, for example, has hundreds of local call centers/storefronts strategically located near their corporate customers to provide superior telephone and face-to-face customer service. Likewise, in the competitive banking industry, most local and regional offices use smaller call centers to offer higher levels of service.

     Consider the following factors that are influencing business' adoption of call centers:

         1. Increasingly sophisticated customers demand convenience, access and efficiency (i.e., immediate response and instant information). Customers became accustomed to the service of larger, traditional call centers and now expect that same high level of service and convenience from all businesses.

         2. Callers want convenient access through toll-free 800/888 numbers. It is estimated that 11 billion 800/888 calls will be placed in 1998, a dramatic increase over seven million calls placed in 1980. This is, in turn, driving business towards call delivery technology and, more importantly, information to monitor the business and for intelligent decision making.

         3. Organizational demographics have shifted dramatically. Today's workforce is more mobile, with communications available essentially anywhere through cellular phones, videoconferencing, and the Internet. Telecommuting has risen in popularity. Virtual workgroups and departments that cross geographic barriers are becoming commonplace. Influenced by these changing demographics, a more flexible, diverse call center with capabilities such as "at-home agents", becomes increasingly important.

         4. Call centers are technologically feasible and affordable for workgroups and any size business. Technology and PC-based software have advanced dramatically. Until call center applications became available on Personal Computers in the early 1990's, smaller call centers simply were not technologically feasible or affordable.

         5. Businesses are recognizing that they gain a strategic competitive advantage, based on superior service, sales, marketing and accessibility. Products and services have become more and more commoditized, thus making telephone service a powerful differentiator. Companies are also looking beyond service to growing sales - at a significantly lower price than face-to-face customer contact.

     CALL CENTER TECHNOLOGY

     In 1990, using a personal computer as the platform, Cintech pioneered Automatic Call Distribution ("ACD") for smaller business entities such as departments, branch offices, small to mid-sized businesses, and even workgroups, greatly expanding the call center landscape. Suddenly, call centers were feasible for any size business and the small call center market was born.

     To date, the Company has focused on the development of applications for the modular digital key telephone switching systems ("Norstar") marketed worldwide by Northern Telecom Ltd. of Calgary, Alberta, Canada ("Nortel"). The Norstar was the first key telephone system to offer open application interface targeted for small and mid-size business units. The Company was the first developer to write a successful open application interface-based application for Norstar and is now the leader in developing business applications for Norstar. The Company began shipping its first ACD product, CINPHONY, in April 1991 and in October 1993, introduced a second product, PRELUDE. In September 1997, the Company introduced its third product for the Norstar switch, MINUET.

     In June 1994, the Company announced plans to market and sell the Company's software applications with NEC America, Inc. ("NEC"). Accordingly, Cintech developed a new ACD product, JAZZ2000, a PC-based solution for NEC's NEAX2000 IVS (Integrated Voice Server) PBX. The application performs similar functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform. The JAZZ2000 was made available for general release in December 1996 and is sold by Cintech through NEC America's sales network.

CINTECH SOLUTIONS

     STRATEGIC ALLIANCES

     Strategic alliances are key to the Company's corporate strategy. Through these alliances, collective strengths of each partner combine to deliver superior call management solutions and services. The Company is partnered with two of the world's leading telephone manufacturers: Northern Telecom ("Nortel") and NEC America, Inc. ("NEC") . By designing its ACDs specifically for the business communication systems manufactured by Nortel and NEC, the Company attains superior product integration. Extending beyond a development relationship, the Company is also partnered with the geographically dispersed distribution channels of Nortel and NEC to market and sell its ACD solutions throughout North America.

     Northern Telecom ("Nortel")
     In April 1991, the Company began shipping its CINPHONY ACD for the modular digital key telephone switching systems ("Norstar") sold worldwide by Northern Telecom Ltd. of Calgary, Alberta, Canada ("Nortel"). The Norstar was the first key telephone system to offer open application interface targeted for small and mid-size business units. The Company was the first developer to write a successful open application interface-based application for Norstar and is now the leader in developing business applications for Norstar. In October 1993 and September 1997, the Company introduced two additions to its Norstar portfolio, PRELUDE and MINUET, respectively.

     In March 1996, the Company's Norstar ACDs became a part of Nortel's product portfolio and began being sold by Nortel's Norstar sales team.

     NEC
     Based on the Company's market share and reputation for serving the small to mid-size call center market, the Company entered into an agreement with NEC in September 1995, to design and develop an ACD solution for NEC's NEAX2000 IVS. In 1996, the Company introduced JAZZ2000 ACD. Recently in response to customer demand, the Company streamlined its business relationship with NEC. The Company is now working directly with NEC distributors to promote and sell its JAZZ2000 family of ACDs. This direct approach allows the Company to get closer to the end user customer in an effort to provide a better level of service and value.

     COMPETITIVE ADVANTAGES

     The design concepts behind the Company's ACDs provide a number of competitive advantages including.

     Access to Management Information -- One of the key capabilities of any call center is to provide easy access to management information. The Company's portfolio of ACD solutions expands the accessibility through software such as Status Display for Windows 95/NT (JAZZ2000) and INFOCUS (PRELUDE and CINPHONY). INFOCUS provides LAN and remote site access to Status Display, Report View & Print Functions and ACD Administration via a standard Internet browser.

     Migration Paths -- The Company's ACDs are designed with migration in mind. One certainty with most small to mid-sized call centers is growth and with growth comes the need to expand in size and capabilities. A strong migration path allows a business to start off with an entry level call center solution such as MINUET and migrate to PRELUDE and then from PRELUDE to CINPHONY via simple software upgrades.

      Tight Integration - Unlike other ACD providers that offer products that are designed as separate, distinct modules, the Company's ACD solutions are designed and developed as a single, tightly integrated bundle of applications. The Company's call processing, announcement, status display, reporting, and administration functionality work seamlessly as a unified ACD system. This provides users with a cohesive feature and functionality set in one solution.

In addition, the Company's ACDs are uniquely designed as integrated applications for either the Norstar or NEAX2000 IVS business telephone systems. By writing its applications using the OAI or Open Application Interface, The Company achieves the tightest level of application integration possible. This is best illustrated in how the telephone handsets are used. Agents and supervisors have access to a wealth of features and functions directly from the handset. For example, supervisors can record and change announcements, monitor and/or join an agent's call, or review call center statistics (MINUET only), all from their handset. Agents can log-in and log-out, record a call, ask a supervisor for assistance, and enter category codes for calls, for example. All the features of the business telephone system are available; the ACD adds new functionality.

     Advanced Call Routing and Handling - The routing and handling of customer calls is an important, if not mission-critical application for any call center. The Company's ACDs provide advanced call routing and handling to the small to mid-size center--historically reserved for larger more expensive systems. With the Company's ACDs advanced call handling capabilities, businesses can now answer more calls, reduce abandoned calls, cut hold times, and improve customer service.


PRODUCT PORTFOLIO

     AUTOMATIC CALL DISTRIBUTION ("ACD") PRODUCTS

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

     ACDs were originally designed for environments such as airline reservation services and mail order firms, which have high call volumes and generate high revenues per call. As more companies have focused on productivity and customer service, the ACD market has expanded to include other types of businesses. Using open application interface technology, the Company made it feasible and cost effective for Norstar users to bring ACD into departments, branch offices and small companies.

     The Company has developed three ACD systems for Nortel's Norstar, CINPHONY, PRELUDE, and MINUET, and JAZZ2000 for NEC's NEAX2000 IVS switch. CINPHONY, PRELUDE, and MINUET are generally targeted towards organizations that have less than 50 telephone agents ("small call centers") and can be effectively utilized by small businesses and departments or branch offices in larger organizations. JAZZ2000 is also targeted toward the small to mid-size call center. More detailed information on these products is as follows:

     CINPHONY

     CINPHONY, introduced in 1991, is targeted to a sophisticated small call center with advanced ACD needs. CINPHONY was designed for use with a Norstar modular system. Typically, the CINPHONY user has experience with ACD in a large call center within the organization and wants that same level of capability in smaller areas. Reporting, enhanced management features, and capacities often become the critical sales elements.

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

     PRELUDE

     PRELUDE, introduced in 1993, is targeted to small call centers with enhanced ACD needs. PRELUDE, was designed for use with a Norstar modular system. Typically, the PRELUDE user has experience with ACD in a large call center within the organization and wants that same level of capability in smaller areas. Reporting often becomes the critical sales element, especially when migrating from a MINUET.

     PRELUDE supports up to 15 agents, 3 groups and 30 lines.

     MINUET

     MINUET, introduced in 1997, is targeted at small call centers with basic ACD needs, such as routing and statistics. MINUET offers 2 groups and 15 lines supporting up to 10 active agents, real-time status, voice capabilities and reports.

     The Company believes that MINUET is broadening the market for ACDs because of its straightforward feature set and affordability for even the smallest center. Many departments, branch offices and small businesses do not believe they are candidates for ACD because of its reputation as a product for large users only, its historically high cost, and a perceived overabundance of features. Recently the Company along with its partner, Nortel, began packaging MINUET with every Norstar Voice Mail. This is consistent with the Company's strategy to introduce users with less sophisticated requirements to ACD technology with MINUET and then upgrade them to PRELUDE and CINPHONY as their needs expand.

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

     In February 1993, the Company expanded its distribution to include the Norstar distribution network by introducing Tele-Series for Norstar. Tele-Series for Norstar, in addition to basic call accounting functions, takes advantage of features unique to Norstar. These advantages include the ability to: (i) display the incoming caller's telephone number on the user's telephone set; (ii) prompt users to enter account codes at the telephone set; (iii) monitor for possible toll fraud (unauthorized individuals gaining access to and misusing the Norstar); and (iv) track intercom calls.

MARKETING AND DISTRIBUTION

     The Company has a joint marketing and distribution arrangement with Nortel. The arrangement was implemented during April 1996 with the release of new versions of CINPHONY and PRELUDE that were designed to perform on Nortel's newly released Norstar Application Module platform. Under the arrangement, Cintech's CINPHONY, PRELUDE, and now, MINUET are included in the Nortel product catalog and marketed jointly through Nortel's distribution network which includes: the Regional Bell Operating Companies, Canadian provincial telephone companies, the three largest US independent operating companies: GTE, Sprint and Williams Communications and approximately 500 smaller distributors. In the Company's opinion this distribution stronghold represents one of its major competitive advantages.

     Based on the Company's market share and reputation for serving the small to mid-size call center market, the Company entered into an agreement with NEC in September 1995, to design, develop and market an ACD solution for NEC's NEAX2000IVS. In 1996, the Company introduced JAZZ2000 ACD. Recently in response to customer demand, the Company streamlined its business relationship with NEC. The Company is now working directly with NEC distributors to promote and sell its JAZZ2000 family of ACDs. This direct approach allows the Company to get closer to the end user customer in an effort to provide a better level of service and value.

     In addition to the US and Canada, the Company's products are installed in Central and South America as well as in the Middle East. The Company intends to expand its sales internationally to fill the needs of global accounts. This objective complements the Company's joint marketing and distribution strategy.

CUSTOMER SERVICE & SUPPORT

     With call centers reaching mission-critical status within many companies, the implementation, management, and maintenance of the call center is as important, if not more important, than the technology itself. It is this philosophy that underscores the Company's on-going commitment to ensuring customer success. The Company makes the implementation, management, and maintenance processes effective, thorough and problem-free through its support services programs. These support services allow our target customers to capitalize upon the Company's vast, in-depth knowledge of the unique business requirements and environments of the smaller call center.

     The Company's Support Services offers a host of services that expedite implementation, management and maintenance of call centers:

     Implementation Services--The key to the successful utilization of any technology lies in the ability to implement the system right the first time. This means that the company implementing the system not only must know the ACD system, but also the telephone system platform supporting the ACD system.

     While some customers may want to contract the installation and implementation of the ACD system to their local dealer, the Company finds that many customers (and many dealers) prefer and demand our services for implementing the ACD system. Therefore, the Company supplements our product and distribution partner's strengths with detailed product expertise and knowledge of practical market deployment. In support of this customer demand, the Company offers the following services:

        *  On-site installation and testing of the ACD system
        *  Verification of Norstar configuration needed to support ACD
        *  ACD configuration and verification
        *  Training of qualified personnel on the ACD system

     Implementation Services include the development of the call center configuration and instruction on its call flow. This initial training uses actual applications, bringing real time call handling into play. While on-site, the Company trains supervisors and administrator on such things as application set-up, terminology, how to record greetings, report generation and interpretation, and problem resolution. Agents are trained on using the ACD from the telephone set.

     Training & Education--The Company is dedicated to proving the most comprehensive technical and operational training on its ACD products. Experience has shown that many customers look for additional training once the system is installed and operational. This need comes from changes in personnel, expanded application development and the desire to understand the software capabilities more thoroughly to improve efficiencies of operation. Additional training on report generation and analysis is also key to most organizations for use in business decisions and for managing and growing its call center business.

     Training can be held on-site at the customer's location, at the Company's headquarters, or at scheduled regional training courses.

     Customer Response Center--The Company is committed to delivering technical support in a way that is most effective for our customers. The Company's Customer Response Center assures that a highly responsive team of service experts will always be available to quickly meet our customer's needs.

     The Customer Response Center offers a centralized service resource to channel partners as well as end users, accessible through a toll free number--unlimited technical telephone support from service experts is available Monday through Friday from 8:00 A.M. to 9:00 P.M. EST. After hours emergency support (from 9:00 P.M. to 8:00 A.M. weekdays, official holidays, etc.) is available through the same 800 number service.

     Software Maintenance--The Company's ACD systems come with a one year Software Maintenance Plan from date of installation; hardware is covered separately through manufacturer's program. Software Maintenance provides:

        *  Unlimited access to Customer Response Center.
        *  Free software updates.
        * The Cintech Connection, a quarterly newsletter written specifically for end users, including call center tips, frequently asked questions, and solution stories on how other users are capitalizing on certain features or functions.

     When the first year of Software Maintenance expires, the Company offers additional coverage in yearly increments for up to five years through its Extended Software Support & Maintenance Service. Extended Software Support & Maintenance is made available at the time of system installation at a discounted price, or at the end of the one year maintenance period at the then current rate

PRODUCT DEVELOPMENT

     From its incorporation, the Company has made substantial investments in the development of its product lines. The Company has relied on its extensive customer experiences and a knowledgeable development organization in the crafting and delivering of its award-winning products. Consistent with its strategy of expanding it's existing product offerings and introducing new product lines for the call center software market, the Company has and continues to build upon its development organization. The Company believes that its future performance depends, in part, on its ability to maintain and extend its existing product lines to meet an expanding range of customer requirements and deliver new products that successfully gain market acceptance. At the foundation of this belief is the Company's ability to maintain and enhance its product development organization and strategy.

COMPETITIVE POSITION

     The market for the Company's products is characterized by rapid technological change, evolving industry standards, and involves a number of risks, some of which are beyond the Company's control. The Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis. The long term success of the Company's products is based primarily on product features, performance, ease-of-use, reliability, compatibility, brand name recognition, product reputation, levels of advertising, pricing, merchandising and training, quality customer support, excellence and timeliness of product upgrades, the capability of the Company to introduce complementary new products, and, ultimately, continued market growth and acceptance. Presently, the Company is not aware of any existing or upcoming technologies that would render obsolete or significantly displace its products in the near future.

     The Company's long term future expansion will depend upon the continued availability of working capital, the ability of management to implement and successfully develop the distribution of products, and the continued and increased demand in the market place for the products and services provided by the Company.

DEPENDENCE ON CUSTOMERS/DISTRIBUTION

     The Company derives a significant portion of its revenue from products which are integrated with the Norstar system. Because of this product concentration, the Company would be materially adversely affected if users of the Norstar system determined to use another system or similar device or if the Norstar system ceased to be competitive in the marketplace. In March 1996, in order to further increase penetration of ACD software sales to Norstar users, the Company entered into a joint marketing agreement with Nortel whereby, Nortel's sales and marketing organization now has responsibility for selling the Company's software products through common distribution channels. Consequently, the Company's business is in part dependent upon the degree of marketing support and effort provided by Nortel and the various distributors. Most of the Company's sales are to large distributors in the telephony industry. For the year ended June 30, 1998, approximately 61% of the Company's sales were made to one such distributor.

SOURCES AND AVAILABILITY OF RAW MATERIALS/PRINCIPAL SUPPLIERS

     The Company, as a supplier primarily of software products, is not dependent upon availability of raw materials. Hardware components used for bundling with Company products are readily available for open market purchase and the Company can acquire such components from any number of available primary and secondary sources.

PROPRIETARY RIGHTS

     CINPHONY and Tele-Series have been copyrighted by the Company with the United States Copyright Office. The Company has applied for trademarks in respect to CINPHONY, PRELUDE, Tele-Series, JAZZ2000, MINUET and INFOCUS in the United States.

GOVERNMENT IMPACT

     The Company knows of no material governmental approvals required for the development, marketing or sale of the Company's principal products or services. Likewise, the Company knows of no existing or probable governmental regulations, which have or would have a material adverse effect on the operation of the Company's business. Finally, the Company knows of no material costs or effects of compliance with environmental laws (federal, state or local) in the operation of its business.

RESEARCH AND DEVELOPMENT

     The Company spent on research and development during each of the last two fiscal years the following sums: $532,000 for the fiscal year ended June 30, 1998, and $444,000 for fiscal year ended June 30, 1997. The costs of such activities are considered overhead items that are reflected only indirectly in the pricing of the Company's products sold into the market.

EMPLOYEES

     The Company presently has 51 employees, 50 of which are full time. Of these employees, 14 are involved primarily in sales and marketing, 16 work on systems support, 13 are involved in product development and the remaining eight are responsible for all management and administrative functions.

Item 2.   Properties

     The Company's plant and its executive offices comprising approximately 20,000 square feet are located at 2100 Sherman Avenue, Cincinnati, Ohio 45212. The Company leases this facility. The lease extends until April 30, 2002 and calls for escalating lease payments. Lease payments for the year ended June 30, 1998 amounted to approximately $ 306,000.

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


                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

     The Company's common stock is held by approximately 600 shareholders of record as of June 30, 1998, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 1998 are shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.


FOR THE QUARTER ENDED                    HIGH(1)          LOW(1)
--------------------                     -------          ------

September 30, 1996                         1.55            0.90
December 31, 1996                          1.40            0.90
March 31, 1997                             0.82            0.56
June 30, 1997                              0.84            0.51
September 30, 1997                         1.10            0.20
December 31, 1997                          0.90            0.50
March 31, 1998                             0.90            0.55
June 30, 1998                              1.10            0.62

(1) Based on quotations obtained from the Toronto Stock Exchange. All amounts are in Canadian dollars.

     No dividends were declared or paid during the two years ended June 30, 1998 and June 30, 1997, and the Company does not anticipate paying dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this report may contain "forward looking" information (as defined in the Private Securities Litigation Reform Act of 1995) involving risks and uncertainties, including without limitation, projections for sales and expenditures, and various business environment and trend projections. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks discussed in earlier portions of this document (see Item 1. Description of Business). The Company assumes no obligation to release publicly any changes to any "forward looking" statements that may arise from the development of unanticipated events or circumstances that occur after the date of these statements.

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

     Working Capital increased to $2.2 million in 1998 from $0.8 million in 1997. The increase of $1.4 million was mostly attributable to the increase in cash and marketable securities investments of $1.0 million and accounts receivable of $557,000 and a decrease in accounts payable of $332,000 offset by an increase in deferred maintenance revenue of $266,000. The increases in cash and marketable securities reflect the profitability experienced by the Company in fiscal 1998.

       During 1998, the Company provided cash of $1.3 million from operating activities and invested another $190,000 and $63,000 in software development and fixed assets, respectively. The ending cash balance increased by $473,000. The Company purchased additional marketable securities of $546,000.

      At the end of 1998, the Company held cash and marketable securities totaling $1.8 million and had no outstanding long-term debt obligation.

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

RESULTS OF OPERATIONS 1998 VERSUS 1997

     Sales for fiscal 1998 increased by $2,754,000 or 39% compared with 1997. This increase by product is broken down as follows (in thousands):

                                                                    INCREASE
PRODUCT CATEGORY                       1998          1997          (DECREASE)
----------------                       ----          ----          ----------

ACD Products                          $7,007        $4,702            $2,305
Other CTI Products                     1,222         1,257               (35)
Services                               1,519         1,053               466
Other                                     51            33                18
                                      ------        ------            ------
Total                                 $9,799        $7,045            $2,754

       The increase in the sales of the Automatic Call Distribution software products was due to achieving a greater level of penetration through the Company's distribution channels for the product through both Northern Telecom and NEC. During the fourth quarter of fiscal 1998, the Company recorded a sale to a major distributor that accounted for 10% of the Company's annual sales. Services increased due to the Company's focused efforts on providing services, such as, installation, training and maintenance, to the end users of the Company's products.

       Cost of products sold increased $415,000 or 44% due to the increase in sales. As a percentage of sales, cost of products sold for 1998 increased slightly to 14% as compared to 13% in 1997. The percentage increase of 1% is due to the Company's establishment of warranty reserves. Reserves for obsolete inventory decreased $848,000 due to the $800,000 reserve for OCTUS PTA inventory that the Company made in the third quarter of fiscal 1997. Amortization of software costs increased $188,000 due to the Company's decision to accelerate the write-off of certain assets based on a change in the estimated economic lives of the assets. License fees, net of fourth quarter adjustments made in fiscal 1997, increased $613,000 or 47% due to the increase in ACD software sales volume. Gross Profit increased $2.2 million or 56% as compared to 1997.

       Research and development costs of $532,000 were $88,000 or 20% higher than 1997. This increase is due to the Company's continuing commitment to develop new products and new releases of existing products and the increasing labor costs for software developers. In addition, the Company capitalized software development costs of $190,000 during the year, a decrease of $1,000 over 1997.

       Selling, general, and administrative expenses decreased $364,000 or 8% over 1997. A schedule of the selling, general, and administrative expense categories appears below (in thousands):

                                                                     INCREASE
EXPENSE CATEGORY                       1998          1997           (DECREASE)
----------------                       ----          ----           ----------

Payroll                               $3,011        $2,862           $ 149
Professional Services                    159           192             (33)
Sales and Marketing                      712           983            (271)
Occupancy                                318           315               3
Other                                    244           456            (212)
                                      ------        ------           ------
Total                                 $4,444        $4,808           $(364)

       The increase in payroll costs reflects the Company's ability to attract and retain quality employees in a competitive job market. The decrease in sales and marketing expenses were the result of a successful transition of responsibilities under the joint marketing agreement with Nortel. The decrease in other expenses was largely due to the Company's decision in 1997 to adjust the useful lives, for depreciation purposes, of certain types of computer equipment and software thereby increasing the associated expense in fiscal 1997.

       The Company's income from operations of $1,207,000 was $2,502,000 greater than that experienced in 1997.

     Other income of $39,000 increased by $9,000 or 28% compared to 1997 due to the increase in the amount of funds invested in marketable securities.

       The net income of $1,246,000 represents an increase of $2,510,000 compared to the loss reported in 1997. The corresponding income per share, basic and diluted, was $0.10 in 1998 compared to a loss per share of $0.10 in 1997. Excluding the effects of the retail product inventory adjustment, the Company would have reported $0.03 net loss per share in 1997.

YEAR 2000 COMPLIANCE

     The Company is in the process of conducting a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance testing on these systems. The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems. Based upon preliminary information, the costs of addressing internal problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost for Year 2000 problems will be funded through operating cash flows.

     The Company is currently engaged in assessing the capability of its products to handle the transition to and operate in the Year 2000.

     The Company is in the process of assessing the readiness of significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company cannot guarantee that the systems of other companies will be converted in a timely manner, or the conversion or failure to convert systems, would not have an adverse material effect on the Company.

The Company is in the process of evaluating alternative procedures to handle Year 2000 issues in the event that there would be a delay in implementing any changes stemming from its current review process.


Item 7.   Financial Statements and Supplementary Data

The response to Item 7 is included in the response to Item 13 of this report.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has nothing to report under this Item.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant

          The information required by this Item is incorporated herein by reference to the Company's 1998 definitive proxy statement filed on September 25, 1998 with the Securities and Exchange Commission as set forth under the captions "Voting Shares and Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Officers".

Executive Officers of the Company. The names, ages and positions of the executive officers of the Company as of June 30,1998 are as follows:

NAME                          AGE                  POSITION
----                          ---                  --------
Diane M. Kamionka             51                   President and Chief Executive
                                                   Officer

Bryant A. Downey              35                   Chief Technology Officer

David J. Thibodeau            49                   Vice President - Customer
                                                   Support Services

Peter C. Carfagno             42                   Vice President - Sales

     Each of the officers has been engaged in their principal occupation indicated above for the previous five years, except for Mr. Thibodeau who became an Executive Officer of the Company during 1996 and Mr. Carfagno who became Executive Officer during 1997.

Item 10.  Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's 1998 definitive proxy statement filed on September 25, 1998 with the Securities and Exchange Commission as set forth under the caption "Compensation of Directors and Officers".

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company's 1998 definitive proxy statement filed on September 25, 1998 with the Securities and Exchange Commission as set forth under the caption "Voting Shares and Security Ownership of Certain Beneficial Owners and Management".

Item 12.  Certain Relationships and Related Transactions

     The Company has nothing to report under this item.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)(1) AND (2).  FINANCIAL STATEMENTS

     The financial statements attached to the end of this annual report are filed as part of this annual report.

(a)(3).   EXHIBITS



Exhibit No                                   Description                        Where Provided
---------                                                                       --------------

3.   Charter and Bylaws ...........................................................................................*

4.   Instruments Defining Rights of Security Holders ..............................................................*
     4.1  Agency Agreement by and among Cintech Tele-Management  Systems, Inc., Loewen,                            -
          Ondaatje,  McCutcheon Limited,  and Toronto Dominion  Securities,  Inc. dated
          January 20, 1994 ........................................................................................*

     4.2  Cintech Tele-Management Systems, Inc. 1993 Stock Option Plan ............................................*

9.   Voting Trust Agreements ......................................................................................*

10.  Material Contracts............................................................................................*

     10.1         Agency Agreement by and among Cintech Tele-Management
                  Systems, Inc., Loewen, Ondaatje, McCutcheon Limited, and
                  Toronto Dominion Securities, Inc. dated January 20, 1994 .......................................*

     10.2         Escrow Agreement described in Part II, Item 1 ...................................................*

     10.3         Lease between Renaissance Partners and Cintech Tele-Management  Systems,
                  Inc. dated July 13, 1990 ........................................................................*

     10.4         Cintech Tele-Management Systems, Inc. Stock Option Plan .........................................*

     10.5         Lease  between  Cintech  Tele-Management  Systems,  Inc.  and Norwood Real
                  Estate Partners dated October 25, 1994 ..........................................................***

13.  Portions of the Annual Report to Shareholders

14.  Material  Foreign  Patents ...................................................................................N/A

27.  Financial Data Schedule

99.  Additional Exhibits  .........................................................................................**

     99.1         Marketing Communique ............................................................................**
     99.2         StarDome Distribution Agreement (Form)...........................................................**
     99.3         Press Release dated June 8, 1994 ................................................................**
     99.4         Letter of Understanding between Cintech Tele-Management
                  Systems, Inc. and NEC America, Inc. dated May 5, 1994 ...........................................**
     99.5         October 10, 1991 Letter .........................................................................***
     99.6         Amendment to License Agreement dated October 10, 1991 ...........................................***
     99.7         Status and Disposition Agreement ................................................................***
     99.8         Loan  Agreement .................................................................................***
     99.9         Agreement for Purchase of Preferred Stock .......................................................***


     99.10        Debt Exchange Agreement .........................................................................***
     99.11        Agreement to Finance ............................................................................***
     99.12        Supplementary Agreement to Finance ..............................................................***
     99.13        Second Supplementary Agreement to Finance .......................................................***
     99.14        Third Supplementary Agreement to Finance ........................................................***
     99.15        Term Note Payable dated May 13, 1996 to Related Parties .........................................***
*             Previously provided in original filing of Form 10-SB
**            Previously provided in Amendment No. 1 to Form 10-SB
***           Previously provided in Amendment No. 2 to Form 10-SB


(a)(4).  REPORTS ON FORM 8-K

         The Company has not made any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CINTECH TELE-MANAGEMENT SYSTEMS, INC.

                               /S/ DIANE M. KAMIONKA
                             -----------------------------
                             By: Diane M. Kamionka,
                             President and Chief Executive Officer

September 22, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/S/ DIANE M. KAMIONKA                                      September  22 , 1998
-----------------------                                    --------------------
Diane M. Kamionka,                                                 Date
President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/S/ MICHAEL E. FREESE                                       September  22, 1998
-----------------------                                     -------------------
Director of Finance and Administration                             Date

DIRECTORS:


/S/ DIANE M. KAMIONKA                                       September  22, 1998
----------------------                                      -------------------
Diane M. Kamionka,                                                 Date
President, Chief Executive Officer and Director


/S/ BRYANT A. DOWNEY                                       September  22 , 1998
-----------------------                                    --------------------
Bryant A. Downey,                                                  Date
Chief Technology Officer and Director

/S/ CARTER F. RANDOLPH                                     September  24 , 1998
-----------------------                                    --------------------
Carter F. Randolph                                                 Date
Director


/S/ FRANK W. TERRIZZI                                      September  22 , 1998
-----------------------                                    --------------------
Frank W. Terrizzi                                                  Date
Director