Form 10QSB
period 1998-09-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1998-11-12
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from __________________ to
       _____________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               OHIO                                       31-1200684
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       --   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,279,751 shares of common
stock as of September 30, 1998.                      ---------------------------
-------------------------------

      Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                       ---   ---


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


RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Sales for the three months ended September 30, 1998 were $3,292,000 compared to $2,057,000 for the same period last year. The $1,235,000 or 60%, increase in sales is due to a 69% increase in ACD unit volume combined with a 16% increase in revenue from other CTI products and a 32% increase in services revenue.

         Gross Margin of $2,232,000 was $856,000 or 62%, greater than the corresponding period of last year. This increase in Gross Margin is a direct result of the increase in sales volume. Gross Margin as a percentage of sales was 68% or 1% greater than that experienced during the same period of the prior year.

         Research and Development costs of $103,000 were approximately $30,000 less than the comparable prior year period. Selling, General and Administrative (S,G&A) expenses of $1,140,000 were approximately $5,000 less than the comparable prior year period.

         The Company realized Net Income of $1,005,000 for the three months ended September 30,1998 compared to a $106,000 Net Income reported for the same period last year. Earnings Per Share, basic and diluted, were $0.08 versus a $0.01 Per Share reported for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital increased to $3.2 million as compared to $0.9 million for the corresponding period of last year. The increase of $2.3 million is primarily due to the increases in cash and marketable securities of $2.1 million and accounts receivable of $0.5 million offset by an increase in deferred maintenance revenue of $192,000 and accrued salaries and taxes of $155,000. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company thus far during fiscal 1999.

         As of September 30, 1998, Cintech held cash and marketable securities totaling approximately $ 3.1 million and had no outstanding long-term debt obligations.


         The Company's plan of operation is to continue distributing its ACD-related products via strategic alliances with Northern Telecom and NEC. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that do not arise from the Company's continuing operations.


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

Exhibit No. 22  -          Published Report Regarding Matters Submitted to Vote..............................  N/A

Exhibit No. 23  -          Consent of Experts and Counsel....................................................  N/A

Exhibit No. 24  -          Power of Attorney.................................................................  N/A

Exhibit No. 99  -          Additional Exhibits...............................................................  N/A


         (b)......On September 15, 1995, the Company changed its fiscal year end to June 30 commencing June 30, 1995. The Company filed a Form 8-K regarding this change in fiscal year on September 26, 1995. This form is incorporated in this report by reference.

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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/  Diane M. Kamionka                           Date: November 13, 1998
       ---------------------------------
      Diane M. Kamionka
      President and Chief Executive Officer


By:  /s/ Michael E. Freese                            Date: November 13, 1998
       ----------------------------------
      Michael E. Freese
      Director of Finance and Administration