Form 10QSB
period 1998-12-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1999-02-10
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1998

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from __________________ to
               _____________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

              OHIO                                       31-1200684
-------------------------------          ---------------------------------------
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

                                       N/A
                                       ---
      (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,291,063 shares of common stock as of December 31, 1998.

         Transitional Small Business Disclosure Format (check one):
Yes      No  X
   ---      ---

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

        The unaudited condensed financial statements attached to the end of this quarterly report are filed as part of this quarterly report. The unaudited condensed financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.


Item 2.  Management's Discussions and Analysis or Plan of Operation.
         ----------------------------------------------------------

         The following selected financial information set forth below has been derived from the unaudited financial statements of the Company. This discussion and analysis should be read in conjunction with such financial statements. All amounts are in US dollars.


Results of Operations
---------------------

         For the six months ended December 31, 1998 compared to the six months
         ---------------------------------------------------------------------
ended December 31, 1997
-----------------------

         Sales for the six months ended December 31, 1998 were $5,518,000 compared to $4,678,000 for the same period last year. The $840,000, or 18%, increase in sales is due to an 18% increase in ACD software and hardware revenues combined with a 9% increase in revenue from other CTI products and a 24% increase in services revenue.

         Gross margin of $3,852,000 was $797,000, or 26%, greater than the corresponding period of last year. This increase in gross margin is a direct result of the increase in sales volume and product mix. Gross margin was 70%, which as a percentage of sales was 5% greater than that experienced during the same period of the prior year.

         Research and development costs of $196,000 were approximately $79,000 less than the comparable prior year period. Selling, general and administrative (S,G&A) expenses of $2,318,000 were approximately $26,000 higher than the comparable prior year period.

         The Company realized net income of $1,382,000 for the six months ended December 31,1998 compared to net income of $504,000 reported for the same period last year. Earnings per share, basic and diluted, were $0.11 versus a $0.04 per share reported for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

         Working capital increased to $3.3 million as compared to $1.4 million for the corresponding period of last year. The increase of $1.9 million is primarily due to the increase in cash and marketable securities of $3.2 million offset by a decrease in accounts receivable of $800,000 and increases in deferred maintenance revenue of $237,000 and accrued salaries and taxes of $130,000. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company thus far during fiscal 1999.

         As of December 31, 1998, Cintech held cash and marketable securities totaling approximately $4.5 million and had no outstanding long-term debt obligations.


         The Company's plan of operation is to continue distributing its ACD-related products via strategic alliances with Northern Telecom and NEC. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that do not arise from the Company's continuing operations.


Year 2000 Compliance
--------------------

     The Company is in the process of conducting a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance testing on these systems. The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems. The Company believes that its key internal systems will be Year 2000 compliant before June 30, 1999. The Company began replacing non-compliant versions of internal software during the recent fiscal quarter. Based upon preliminary information, the costs of addressing internal problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost for Year 2000 problems will be funded through operating cash flows.

     The Company is currently engaged in assessing the capability of its products to handle the transition to and operate in the Year 2000. Information regarding the Year 2000 readiness of the Company's products or services is available through the Company's website: www.cintech-cti.com.

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

                           PART II - OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         (a)      The following Exhibits are required by Item 601 of Regulation S-B:
                                                                                                               Page
                                                                                                               ----
Exhibit No. 2     -        Plan of Acquisition, Reorganization, Arrangement, Liquidation,
-------------              or Succession.....................................................................  N/A

Exhibit No. 3     -        (I) Articles of Incorporation, (ii) By-laws ......................................  *
-------------                                                                                                ------

Exhibit No. 4     -        Instruments Defining
-------------              Rights of Security Holders........................................................  N/A
                                                                                                             ------
Exhibit No. 10    -        Material Contracts................................................................  *,**
--------------                                                                                               ------

Exhibit No. 11    -        Statement re: Computation of Per Share Earnings ..................................  N/A
--------------                                                                                               ------

Exhibit No. 15    -        Letter on Unaudited Interim Financial Information.................................  N/A
--------------                                                                                               ------

Exhibit No. 18    -        Letter on Change in Accounting Principles.........................................  N/A
--------------                                                                                               ------

Exhibit No. 19    -        Reports Furnished to Security-Holders.............................................   7
--------------                                                                                               ------

Exhibit No. 22    -        Published Report Regarding Matters Submitted to Vote..............................  N/A
--------------                                                                                               ------

Exhibit No. 23    -        Consent of Experts and Counsel....................................................  N/A
--------------                                                                                               ------

Exhibit No. 24    -        Power of Attorney.................................................................  N/A
--------------                                                                                               ------

Exhibit No. 99    -        Additional Exhibits...............................................................  N/A
--------------                                                                                               ------


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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By: /s/ DIANE M. KAMIONKA                                Date: February 12, 1999
    --------------------------------------
    Diane M. Kamionka
    President and Chief Executive Officer


By: /s/ MICHAEL E. FREESE                                Date: February 12, 1999
    --------------------------------------
    Michael E. Freese
    Director of Finance and Administration