Form 10QSB
period 1999-03-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1999-05-12
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from                    to
                                      ------------------    -----------------



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             OHIO                                    31-1200684
-------------------------------       ---------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        12,301,185 shares of common stock as of March 31, 1999.
                        -------------------------------------------------------

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


Results of Operations

         For the three months ended March 31, 1999 compared to the three months ended March 31, 1998

         Sales for the three months ended March 31, 1999 were $2,979,000 compared to $2,067,000 for the same period last year. The $912,000, or 44%, increase in sales is due to a 63% increase in ACD software and hardware revenues combined with a 22% decrease in revenue from other CTI products and a 26% increase in services revenue.

         Gross margin of $2,055,000 was $734,000, or 56%, greater than the corresponding period of last year. This increase in gross margin is a direct result of the increase in sales volume and product mix. Gross margin was 69%, which as a percentage of sales was 5% greater than that experienced during the same period of the prior year.

         Research and development costs of $99,000 were approximately $35,000 less than the comparable prior year period. Selling, general and administrative (S,G&A) expenses of $1,288,000 were approximately $156,000 higher than the comparable prior year period.

         The Company realized net income of $633,000 for the three months ended March 31,1999 compared to net income of $66,000 reported for the same period last year. Earnings per share, basic and diluted, were $0.05 versus a $0.01 per share reported for the comparable prior year period.

         For the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998

         Sales for the nine months ended March 31, 1999 were $8,496,000 compared to $6,745,000 for the same period last year. The $1,751,000, or 26%, increase in sales is due to a 32% increase in ACD software and hardware revenues combined with a 1% decrease in revenue from other CTI products and a 25% increase in services revenue.

         Gross margin of $5,908,000 was $1,532,000, or 35%, greater than the corresponding period of last year. This increase in gross margin is a direct result of the increase in sales volume and product mix. Gross margin was 70%, which as a percentage of sales was 5% greater than that experienced during the same period of the prior year.

         Research and development costs of $295,000 were approximately $114,000 less than the comparable prior year period. Selling, general and administrative (S,G&A) expenses of $3,606,000 were approximately $182,000 higher than the comparable prior year period.

         The Company realized net income of $2,015,000 for the nine months ended March 31,1999 compared to net income of $570,000 reported for the same period last year. Earnings per share, basic and diluted, were $0.16 versus a $0.05 per share reported for the comparable prior year period.


Liquidity and Capital Resources

         Working capital increased to $4.0 million as compared to $1.4 million for the corresponding period of last year. The increase of $2.6 million is primarily due to the increase in cash and marketable securities of $3.4 million offset by increases in accounts payable of $231,000, deferred maintenance revenue of $318,000 and accrued salaries and payroll taxes of $252,000. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company thus far during fiscal 1999.

         As of March 31, 1999, Cintech held cash and marketable securities totaling approximately $ 5.0 million and had no outstanding long-term debt obligations.

         The Company's plan of operation is to continue distributing its ACD-related products via strategic alliances with Northern Telecom and NEC. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that do not arise from the Company's continuing operations.


Year 2000 Compliance

     The Company is in the process of conducting a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance testing on these systems. The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems. The Company believes that its key internal systems will be Year 2000 compliant before June 30, 1999. The Company began replacing non-compliant versions of internal software during the second fiscal quarter. Based upon preliminary information, the costs of addressing internal problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. Accordingly, the cost for Year 2000 problems, which is expected to be less than $20,000, will be funded through operating cash flows.

         The Company has evaluated all of its products for Year 2000 readiness. The evaluation included comprehensive testing of the capability of its products to handle the transition to and operate in the Year 2000. The company believes that all products are Year 2000 ready or can be updated with versions currently available to become Year 2000 ready. Information regarding the Year 2000 readiness of the Company's products or services is available through the Company's website: www.cintech-cti.com.

         The Company is in the process of assessing the readiness of significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Failure of the Company's suppliers to address their own Year 2000 issues could result in a delay of the Company's ability to ship its products. The Company cannot guarantee that the systems of other companies will be converted in a timely manner, or the conversion or failure to convert systems, would not have an adverse material effect on the Company.

         The Company is in the process of evaluating alternative procedures to handle Year 2000 issues in the event that there would be a delay in implementing any changes stemming from its current review process.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) The following Exhibits are required by Item 601 of Regulation S-B:

                                                                                                       Page
                                                                                                       ----
Exhibit No. 2  -   Plan of Acquisition, Reorganization, Arrangement, Liquidation,
-------------      or Succession.....................................................................  N/A

Exhibit No. 3  -   (I) Articles of Incorporation, (ii) By-laws ......................................     *
-------------                                                                                        ------

Exhibit No. 4   -  Instruments Defining
-------------      Rights of Security Holders........................................................  N/A

Exhibit No. 10  -  Material Contracts..............................................................   *, **
--------------                                                                                       ------

Exhibit No. 11  -  Statement re: Computation of Per Share Earnings ..................................  N/A
--------------                                                                                       ------

Exhibit No. 15  -  Letter on Unaudited Interim Financial Information................................   N/A
--------------                                                                                       ------

Exhibit No. 18  -  Letter on Change in Accounting Principles.........................................  N/A
--------------                                                                                       ------

Exhibit No. 19  -  Reports Furnished to Security-Holders............................................   7
--------------                                                                                      -------

Exhibit No. 22  -  Published Report Regarding Matters Submitted to Vote..............................  N/A
--------------                                                                                       ------

Exhibit No. 23  -  Consent of Experts and Counsel....................................................  N/A
--------------                                                                                       ------

Exhibit No. 24  -  Power of Attorney.................................................................  N/A
--------------                                                                                       ------

Exhibit No. 99  -  Additional Exhibits...............................................................  N/A
--------------                                                                                       ------

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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/ Diane M. Kamionka                             Date: May 14, 1999
     ---------------------------------
     Diane M. Kamionka
     President and Chief Executive Officer


By:  /s/ Michael E. Freese                             Date: May 14, 1999
     ----------------------------------
     Michael E. Freese
     Director of Finance and Administration

                                 EXHIBIT NO. 19


                      REPORTS FURNISHED TO SECURITY-HOLDERS

-------------------------------------------------------------------------------

CINTECH TELE-MANAGEMENT SYSTEMS, INC.
Condensed Financial Statements for the Three and Nine-Months Ended March 31, 1999 and 1998 and Independent Accountants' Report

-------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT


To the Directors of
  Cintech Tele-Management Systems, Inc.

We have reviewed the accompanying condensed balance sheets of Cintech Tele-Management Systems, Inc. (the "Company") as of March 31, 1999 and 1998 and the related condensed statements of operations, stockholders' equity and cash flows for the three months and nine months then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytic procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of June 30, 1998, and the related statement of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 26, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


April 21, 1999

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS
MARCH 31, 1999, JUNE 30, 1998 AND MARCH 31, 1998
--------------------------------------------------------------------------------

                                                     MARCH 31,                         MARCH 31,
ASSETS                                                  1999           JUNE 30,           1998
                                                    (UNAUDITED)          1998          (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                $ 1,602,620      $   913,699      $   702,101
  Marketable securities (Note 2)                      3,417,789          916,832          909,396
  Accounts receivable, trade - (Net of
    allowance of $121,705, $28,397 and
    $62,748 at March 31, 1999, June 30, 1998,
     and March 31, 1998, respectively) (Note 1)         936,816        1,523,058          865,941
  Inventory (Note 1)                                     48,661           87,472           76,204
  Prepaid expenses                                       15,548           28,450           13,213
                                                    -----------      -----------      -----------
           Total current assets                       6,021,434        3,469,511        2,566,855
                                                    -----------      -----------      -----------

FIXED ASSETS (Note 1):
  Equipment                                             731,969          668,065          655,623
  Furniture and fixtures                                151,433          146,592          146,592
                                                    -----------      -----------      -----------
           Total                                        883,402          814,657          802,215
  Less accumulated depreciation                        (778,094)        (703,804)        (747,923)
                                                    -----------      -----------      -----------
           Total fixed assets - net                     105,308          110,853           54,292
                                                    -----------      -----------      -----------

  Software development costs - net (Note 1)             522,552          225,117          388,311
                                                    -----------      -----------      -----------


TOTAL                                               $ 6,649,294      $ 3,805,481      $ 3,009,458
                                                    ===========      ===========      ===========


                                                      MARCH 31,                        MARCH 31,
 LIABILITIES AND                                        1999           JUNE 30,          1998
 STOCKHOLDERS' EQUITY                                (UNAUDITED)         1998         (UNAUDITED)
 CURRENT LIABILITIES:
  Accounts payable                                  $   490,178      $   201,292      $   258,849
  Accrued liabilities:
    Accrued salaries                                    444,705          222,562          211,451
    Accrued payroll taxes                                33,031           13,660           14,325
    Accrued vacation                                     93,603           86,782           89,907
    Other                                               335,619          300,302          202,840
  Deferred maintenance revenue (Note 1)                 688,055          442,611          369,953
                                                    -----------      -----------      -----------
           Total current liabilities                  2,085,191        1,267,209        1,147,325
                                                    -----------      -----------      -----------

STOCKHOLDERS' EQUITY (Notes 1, 5, 6):
  Common stock                                        8,993,777        8,982,842        8,982,842
  Contributed capital                                   675,757          675,757          675,757
  Treasury stock                                         (2,290)          (2,290)          (2,290)
  Accumulated deficit                                (5,103,141)      (7,118,037)      (7,794,176)
                                                    -----------      -----------      -----------
          Total stockholders' equity                  4,564,103        2,538,272        1,862,133


                                                    -----------      -----------      -----------


TOTAL                                               $ 6,649,294      $ 3,805,481      $ 3,009,458
                                                    ===========      ===========      ===========


See notes to financial statements.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE-MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------

                                                      FOR THE THREE-MONTHS ENDED          For the Nine-Months Ended
                                                               MARCH 31,                          March 31,
                                                      --------------------------          -------------------------
                                                          1999           1998                1999           1998
NET SALES (Note 1)                                    $2,978,853     $2,067,308           $8,496,413     $6,745,279

COST OF PRODUCTS SOLD (Note 1)                           292,394        296,564              983,965      1,035,446

PROVISION FOR OBSOLETE
   INVENTORY (Note 1)                                      4,500         10,500               13,500         28,000

AMORTIZATION OF DEFERRED
  SOFTWARE DEVELOPMENT
  COSTS (Note 1)                                          37,891         36,000              109,891        108,000

LICENSING FEES (Note 1)                                  588,653        403,604            1,481,161      1,197,504
                                                      ----------     ----------           ----------     ----------

GROSS PROFIT                                           2,055,415      1,320,640            5,907,896      4,376,329

RESEARCH AND DEVELOPMENT                                  98,983        134,057              294,966        408,825

SELLING, GENERAL AND
  ADMINISTRATIVE (Notes 1, 3)                          1,288,255      1,132,700            3,606,339      3,424,423
                                                      ----------     ----------           ----------     ----------

INCOME FROM OPERATIONS                                   668,177         53,883            2,006,591        543,081

OTHER INCOME                                              33,818         12,090               77,460         26,953
                                                      ----------     ----------           ----------     ----------

INCOME BEFORE INCOME TAX
  PROVISION                                              701,995         65,973            2,084,051        570,034

INCOME TAX PROVISION (Note 7)                             69,155                              69,155
                                                      ----------     ----------           ----------     ----------

NET INCOME                                            $  632,840     $   65,973           $2,014,896     $  570,034
                                                      ==========     ==========           ==========     ==========

BASIC AND DILUTED EARNINGS
  PER COMMON SHARE (Note 5)                           $     0.05     $     0.01           $     0.16     $     0.05
                                                      ==========     ==========           ==========     ==========

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE-MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                     COMMON                                                                TOTAL
                                      STOCK          CONTRIBUTED      TREASURY        ACCUMULATED      STOCKHOLDERS'
                                  NO PAR VALUE         CAPITAL          STOCK           DEFICIT            EQUITY
BALANCE AT JUNE 30, 1997           $ 8,982,842        $ 675,757       $ (2,290)       $(8,364,210)      $ 1,292,099

NET INCOME                                                                                570,034           570,034
                                   -----------         --------       --------        -----------       -----------

BALANCE AT MARCH 31, 1998          $ 8,982,842        $ 675,757       $ (2,290)       $(7,794,176)      $ 1,862,133
                                   ===========        =========       ========        ===========       ===========


BALANCE AT JUNE 30, 1998           $ 8,982,842        $ 675,757       $ (2,290)       $(7,118,037)      $ 2,538,272

STOCK OPTIONS EXERCISED                 10,935                                                               10,935

NET INCOME                                                                              2,014,896         2,014,896
                                   -----------         --------       --------        -----------       -----------


BALANCE AT MARCH 31, 1999          $ 8,993,777        $ 675,757       $ (2,290)       $(5,103,141)      $ 4,564,103
                                   ===========        =========       ========        ===========       ===========

See notes to financial statements.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE NINE-MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 2,014,896      $   570,034
                                                                   -----------      -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                        76,500          139,500
    Amortization of software development costs                         109,891          108,000
    Provision for obsolete inventory                                    13,500           28,000
    Provision for doubtful accounts                                     93,308           25,144
    Changes in assets and liabilities:
      Decrease in accounts receivable                                  492,934           82,863
      Decrease (increase) in inventory                                  25,311           (2,789)
      Decrease in prepaid expenses                                      12,902            6,570
      Increase (decrease) in accounts payable                          288,886         (274,254)
      Increase in accrued expenses                                     283,652          148,644
      Increase in deferred maintenance revenue                         245,444          193,628
                                                                   -----------      -----------
           Total adjustments                                         1,642,328          455,306
                                                                   -----------      -----------
           Net cash provided by operating activities                 3,657,224        1,025,340
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                 (2,500,957)        (546,301)
  Purchase of fixed assets                                             (70,955)         (49,457)
  Expenditures for software development costs                         (407,326)        (137,981)
                                                                   -----------      -----------
           Net cash used in investing activities                    (2,979,238)        (733,739)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                               10,935
  Payment on notes payable                                                              (30,000)
                                                                   -----------      -----------
           Net cash provided by (used in) financing activities          10,935          (30,000)
                                                                   -----------      -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                          688,921          261,601

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                  913,699          440,500
                                                                   -----------      -----------

  End of period                                                    $ 1,602,620      $   702,101
                                                                   ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION - TAXES PAID                    $    52,000
                                                                   ===========

See notes to financial statements.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 1998 AND AS OF MARCH 31, 1999 AND 1998 AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS THEN ENDED (INFORMATION RELATED TO THE THREE AND NINE-MONTHS ENDED MARCH 31, 1999 AND 1998 IS UNAUDITED)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - The Company develops and markets computer software in the emerging Computer-to-Telephone Integration (CTI) industry which integrates the voice functions of the telephone with the data functions of the computer to provide various business applications. This provides the means for small to mid-sized offices to take advantage of the rapid advances and emerging capabilities of CTI. Cintech has key strategic product partnerships with Nortel and NEC America. These strategic product partnerships provide the Company with extensive distribution opportunities.

      BASIS OF PRESENTATION - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and are expressed in United States dollars. The differences in accounting principles generally accepted in the United States of America and Canada are described in Note 8. The information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 has not changed materially unless otherwise disclosed herein. Financial information as of June 30, 1998 included in these financial statements has been derived from the audited financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

      Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

      USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE - Generally, the Company records revenue from product sales when the product is shipped. Contracts with certain distributors may have terms which cause the Company to record revenue when the product is sold to third parties. Also, the Company records an estimate of potential future returns of product sold at the time of sale.

      DEFERRED MAINTENANCE REVENUE - The Company sells product maintenance agreements which provide for repair of hardware and no-cost upgrade of software. These agreements normally cover periods ranging from 1-5 years with revenue being recognized on a straight-line basis over the maintenance period.

      WARRANTY RESERVE - At the time of sale, the Company accrues for warranty costs relating to hardware replacement or on site support to be provided during the first twelve months following the sale. Costs associated with supporting product under warranty are charged to the reserve instead of current period cost. The reserve, included in other accrued liabilities in the financial statements, is adjusted periodically based upon actual experience.

      DEPRECIATION - Fixed assets are carried at cost. Depreciation is computed using an accelerated method over the following useful lives:

         Equipment                                        5 years
         Furniture and Fixtures                           7 years
         Computer Equipment                               3 years


      INVENTORY - Inventories are valued at the lower of cost or market, with cost being computed using the first-in, first-out method. Inventories consist of:


                                               MARCH 31,        JUNE 30,        MARCH 31,
                                                 1999             1998             1998
Literature and other documentation            $  26,576        $  27,107        $  43,505
Computer hardware                               882,302          933,500          948,022
Allowance for obsolete inventory               (860,217)        (873,135)        (915,323)
                                              ---------        ---------        ---------

Total inventory                               $  48,661        $  87,472        $  76,204
                                              =========        =========        =========

      SIGNIFICANT CUSTOMERS - Most of the Company's sales are to distributors in the telephony industry. The Company had sales to major distributors, as follows:

                      SALES FOR THE THREE-MONTHS ENDED MARCH 31,      SALES FOR THE NINE-MONTHS ENDED MARCH 31,

                             1999                    1998                     1999                  1998
                      ------------------      ------------------      --------------------   -----------------
                         AMOUNT      %           AMOUNT       %          AMOUNT        %       AMOUNT      %
Distributor A         $ 2,220,043   75%       $1,207,027     58%      $ 5,814,187     68%    $3,717,906    55%
Distributor B             226,583    8           198,793     10%          706,346      8        658,046    10%
                      -----------  ---        ----------    ---       -----------     --     ----------   ---

Total                 $ 2,446,626   83%       $1,405,820     68%      $ 6,520,533     76%    $4,375,952    65%
                      ===========  ===        ==========    ===       ===========    ===     ==========   ===


         The Company had gross accounts receivable from major distributors, each of which was in excess of 10% of the Company's total accounts receivable, as follows:


                                                               PERCENT OF
                                                                 GROSS
                                                                ACCOUNTS
                                            DISTRIBUTORS       RECEIVABLE
March 31, 1999                                         2             78 %
June 30, 1998                                          1             86 %
March 31, 1998                                         2             73 %

      INTERNATIONAL SALES - The Company had international sales as follows:


                     SALES FOR THE THREE-MONTHS                          SALES FOR THE NINE-MONTHS
                           ENDED MARCH 31,                                   ENDED MARCH 31,

                   1999                     1998                     1999                       1998
          ------------------------  ----------------------  ------------------------  -------------------------
                 AMOUNT        %          AMOUNT       %            AMOUNT       %            AMOUNT         %
Canada          $ 47,727       2%        $ 13,145      1%          $ 79,090      1%          $ 96,439        1%
Other              2,000                    4,225                     3,519                    40,368        1%
                --------      --         --------     --           --------     --            --------      --

Total           $ 49,727       2%        $ 17,370      1%          $ 82,609      1%          $136,807        2%
                ========      ==         ========     ==           ========     ==           ========       ==


      SOFTWARE DEVELOPMENT COSTS - Costs incurred internally for creation of the computer software product are charged to research and development expense when incurred until technological feasibility has been established for the product. Thereafter, until general release, all software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. The capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.

      Costs capitalized were $78,292 and $51,381 and related amortization was $37,891 and $36,000 for the three-months ended March 31, 1999 and 1998, respectively. Costs capitalized were $407,326 and $137,981 and related amortization was $109,891 and $108,000 for the nine-months ended March 31, 1999 and 1998, respectively. The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate.

      LICENSING FEE - The Company has agreements with distributors which require the payment of a license fee on certain software sales made by the distributors. This license fee is for the distribution of the Company's products.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of certain of the Company's financial instruments, such as cash, trade accounts receivable and trade accounts payable, approximate their fair values.

      ACCOUNTING CHANGES - In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which is effective for the 1999 fiscal year, expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

      In 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for all periods beginning after June 15, 1999, will have no impact on the Company's reported financial position, results of operations or cash flows.

      The Company adopted FASB Statement No. 128, "Earnings Per Share," during the quarter ended December 31, 1997. Earnings per share of prior periods have been restated (see Note 5). The Company also adopted FASB Statement No. 130, "Reporting Comprehensive Income" during the quarter ended September 30, 1998. However, as the Company had no items of comprehensive income, there was no impact on the Company's financial statements.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all money market instruments to be cash equivalents.

      RECLASSIFICATION - Certain fiscal year 1998 amounts have been reclassified in order to conform to fiscal year 1999 presentation.

2.    MARKETABLE SECURITIES

      The Company maintains various investments in treasury bills and federal agency notes which are classified as held-to-maturity and are reported at amortized cost in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." All items mature within one year. The cost and market value of the investments are summarized below:


                                                                                                          NET
                                                                     AMORTIZED                         UNREALIZED
Description                                                             COST           MARKET          GAIN (LOSS)
March 31, 1999 - Federal Agency Notes                                $3,417,789       $ 3,416,287        $ (1,502)
                                                                     ==========       ===========        ========

June 30, 1998 - Federal Agency Notes                                 $  916,832       $   915,957        $   (875)
                                                                     ==========       ====-======        ========

March 31, 1998 - US Treasury Bills/Federal
  Agency Notes                                                       $  909,396       $   909,302        $    (94)
                                                                     ==========       ===========        ========


3.    OPERATING LEASES

      OPERATING LEASES - The Company leases its office facility in Norwood, Ohio. This operating lease, which began in March 1995 and expires in April 2002, calls for escalating lease payments over the term of the lease. The Company records lease expense on a straight-line basis over the life of the lease.

      The annual minimum rent to be paid under the operating lease agreement for the facility in Norwood, Ohio is as follows:

Period Ending March 31:
  2000                                                  $ 206,250
  2001                                                    220,000
  2002                                                    220,000
  2003                                                     18,333

      Rent expense for the leased office space was $73,277 in each of the three-month periods ended March 31, 1999 and 1998. Rent expense for the leased office space was $219,829 in each of the nine-month periods ended March 31, 1999 and 1998.

4.    NOTE PAYABLE

      The Company had a Term Note Payable - Bank bearing interest at the prime lending rate (8.25%) which was paid in full, principal and interest, on December 19, 1997.

5.    CAPITAL STOCK AND INCOME PER SHARE

      The following schedule is a summary of the Company's shares of capital stock.


                                                                       COMMON                              IN
                                                   AUTHORIZED          ISSUED          OUTSTANDING      TREASURY
Balance at March 31, 1999                          15,000,000        12,303,185        12,301,185        2,000
                                                   ==========       ===========       ===========        =====

Balance at June 30, 1998                           15,000,000        12,281,751        12,279,751        2,000
                                                   ==========       ===========       ===========        =====

Balance at March 31, 1998                          15,000,000        12,281,751        12,279,751        2,000
                                                   ==========       ===========       ===========        =====

      Income per common share was based on the weighted average number of common shares outstanding during each period.

In accordance with FASB No. 128 "Earning Per Share," the Company's basic and diluted earning per share were determined as follows:

                                          THREE-MONTHS ENDED                      THREE-MONTHS ENDED
                                           MARCH 31, 1999                          MARCH 31, 1998
                            --------------------------------------  --------------------------------------
                               INCOME        SHARES     PER SHARE      INCOME        SHARES     PER SHARE
                             (NUMERATOR)  (DENOMINATOR)  AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT
BASIC EPS

Income available to
  common stockholders           $ 632,840   12,299,207    $ 0.05        $ 65,973    12,279,751    $ 0.01

EFFECT OF DILUTIVE SECURITIES

Stock options                                  491,425                                 133,210
                                ---------    ---------     -----        --------    ----------    ------

DILUTED EPS

Income available to
  common stockholders
  and assumed conversions      $ 632,840    12,790,632    $ 0.05        $ 65,973    12,412,961    $ 0.01
                               =========    ==========    ======        ========    ==========    ======

                                       NINE-MONTHS ENDED                        NINE-MONTHS ENDED
                                         MARCH 31, 1999                          MARCH 31, 1998
                            --------------------------------------  --------------------------------------
                               INCOME        SHARES     PER SHARE      INCOME        SHARES     PER SHARE
                             (NUMERATOR)  (DENOMINATOR)  AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT
BASIC EPS

Income available to
  common stockholders        $ 2,014,896    12,290,007    $ 0.16       $ 570,034    12,279,751    $ 0.05

EFFECT OF DILUTIVE SECURITIES

Stock options                                  327,166                                 111,542
                             ------------   ----------    ------       ---------    ----------    ------

DILUTED EPS

Income available to
  common stockholders
  and assumed conversions    $ 2,014,896    12,617,173    $ 0.16       $ 570,034    12,391,293    $ 0.05
                             ===========    ==========    ======       =========    ==========    ======

6.    STOCK OPTION PLAN

      During 1994, the Board of Directors approved a plan providing for the granting, to employees, options for the purchase of a maximum of 1,500,000 shares of common stock. In 1996, the plan was amended to provide for non-employee eligibility. Excluding the options granted in February 1994, all options have been granted at an exercise price equal to the fair market value at the date of grant and become exercisable equally over a four-year period. The February 1994 options were granted at a price below fair market value at the date of grant and were subsequently adjusted to market. The 1994 options granted became exercisable equally over a two-year period. All options expire at the end of ten years from the date of grant.

      The Company has adopted the disclosure only provision of SFAS No. 123 and applies APB Opinion No. 25 in accounting for its stock options. Proforma disclosure reflecting the financial impact of compensation cost for stock option grants made in fiscal years 1998 and 1997, determined using the fair value method consistent with SFAS No. 123, were presented in the footnotes to the 1998 annual report.

7.    INCOME TAXES

      Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Deferred taxes consist of the following:

                                                   MARCH 31,                JUNE 30,               MARCH 31,
                                                     1999                     1998                    1998
Current deferred tax asset:
  Deferred revenue                               $   233,939             $   150,488             $   125,784
  Inventory reserve                                  292,474                 296,866                 311,210
  Accrued compensation                                 8,044                   8,197                   8,197
  Reserves not currently deductible                   41,380                   9,655                  21,334
  Accrued rent                                        23,521                  26,554                  27,565
                                                 -----------             -----------             -----------
           Total                                     599,358                 491,760                 494,090
  Less valuation allowance                          (599,358)               (491,760)               (494,090)
                                                 -----------             -----------             -----------

Net                                              $        --             $        --             $        --
                                                 ===========             ===========             ===========

Non-current deferred tax asset:
  Net operating loss carryforward                $ 1,296,223             $ 2,027,953             $ 2,032,271
  Research and development credits                   195,575                 178,925                 173,375
                                                 -----------             -----------             -----------
           Total                                   1,491,798               2,206,878               2,205,646
Non-current deferred tax liability:
  Deferred software development costs               (177,668)                (76,540)               (132,026)
                                                 -----------             -----------             -----------
  Net non-current deferred tax asset               1,314,130               2,130,338               2,073,620
  Less valuation allowance                        (1,314,130)             (2,130,338)             (2,073,620)
                                                 -----------             -----------             -----------

Net                                              $        --             $        --             $        --
                                                 ===========             ===========             ===========

      The provision for income taxes for the three-months and nine-months ended March 31, 1999 and 1998 consists of the following:


                                      FOR THE THREE-MONTHS                    FOR THE NINE-MONTHS
                                        ENDED MARCH 31,                          ENDED MARCH 31,
                                  --------------------------             -------------------------------
                                     1999            1998                   1999                 1998
Current provision                 $  69,155        $      --             $  69,155             $      --
Deferred provision                  201,695           11,344               708,610               167,402
                                  ---------        ---------             ---------             ---------
           Total                    270,850           11,344               777,765               167,402
Decrease in the
   valuation allowance             (201,695)         (11,344)             (708,610)             (167,402)
                                  ---------        ---------             ---------             ---------

Income tax expense                $  69,155        $      --             $  69,155             $      --
                                  =========        =========             =========             =========

      At March 31, 1999, the Company has net operating loss carryforwards of approximately $3,800,000 for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2002 and continuing through 2011. Also at March 31, 1999, for U.S. Federal tax purposes, the Company has research and development credit carryforwards available to offset future income taxes of approximately $195,000 which will begin to expire in 2002.


      Although the Company has net operating loss carryforwards, the Company has provided for federal taxes based upon the requirements of the alternative minimum tax.


8. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP AND U.S. GAAP")

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      During the periods presented, differences between Canadian GAAP and U.S. GAAP arose as a result of depreciation. For U.S. GAAP purposes, furniture and fixtures, equipment, and computer equipment are depreciated over useful lives of seven, five, and three years, respectively, using an accelerated method. For Canadian GAAP purposes, furniture and fixtures, equipment, and computer equipment are to be depreciated over useful lives of five, three, and three years, respectively, using a straight-line method. The difference in methodology results in a reported U.S. GAAP net income in excess of Canadian GAAP of $12,281 and $11,020 for the nine-month periods ended March 31, 1999 and 1998, respectively. The difference does not have a material effect on the earnings per share calculation for either period.


                                   * * * * * *