Form 10KSB40
period 1999-06-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1999-09-27
CIK 926038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                              ---------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

                     For the Fiscal Year Ended June 30, 1999

                           Commission File No. 0-24448
                                               -------

                     CINTECH TELE-MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Ohio                                    31-1200684
      ------------------------             ------------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

       2100 Sherman Avenue
         Cincinnati, Ohio                                  45212
----------------------------------------                 ----------
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

         The registrant's revenues as of June 30, 1999 were $12,387,857.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1999 was $5,740,332.

         The outstanding voting securities of the registrant at the close of business on June 30, 1999 were 12,303,185 shares of Common Stock without par value.


                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                              Document                             Part
                              --------                             ----

         A.       Registration Statement on                  Parts I, II and III
                  Form 10-SB (Release No.
                  34-32231), as amended, filed
                  June 27, 1994


         B.       Proxy Statement                            Parts II and III
                  Filed on or about September 27, 1999

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

ITEM 1. DESCRIPTION OF BUSINESS.

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

INDUSTRY BACKGROUND

     COMPUTER AND TELEPHONE INTEGRATION ("CTI") INDUSTRY

     The Company operates in the computer and telephone integration ("CTI") industry. Also known as computer telephony, the industry integrates computers with telephone systems using software to produce business applications. The combined power of a computer and telephone systems opens numerous possibilities for the market, many of which have not been fully developed. The Company believes that the ability to merge voice, database, call routing, messaging, reporting, real-time statistics and other technologies, has significant market potential, most notably for departments, workgroups, and branch offices within larger decentralized organizations and for small to mid-sized businesses.

     As a competitor in the computer and telephone integration industry, the Company is a developer and distributor of computer software that integrates computers and telephone switching systems to produce applications that assist in business management and operations.

These applications are designed to increase productivity and service levels of departments, workgroups, or branches of larger businesses and small and mid-size businesses, and to provide relevant additional information for business decision-makers.

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

     Expectations, trends, changing demographics, technology, and competition have ushered in a new era of call center, and again, they are revolutionizing the way business is done. Today, call centers are everywhere. They can be any size, from one or two agents, up to hundreds of agents. They may be informal environments, where the "agents" are not dedicated to handling incoming calls, and are often knowledge-based professionals, performing multiple tasks. With the dawn of the virtual call center - with agents located anywhere - the physical barriers of call centers are crumbling, allowing organizations to adapt to an increasingly mobile workforce.

     Call centers are becoming a key strategic asset in every type of business, across all industries. They are not easily categorized because the businesses that use them span a diverse spectrum. A business operating a specialized mail order operation out of their basement, for example, can be as compelling over the telephone as a large business with hundreds of agents answering calls. At the same time, larger businesses that have benefited from call centers for years are implementing smaller call centers throughout their organizations. An international travel agency for example, has hundreds of local call centers/storefronts strategically located near their corporate customers to provide superior telephone and face-to-face customer service. Likewise, in the competitive banking industry, most local and regional offices use smaller call centers to offer higher levels of service.

     The following factors are influencing business' adoption of call centers:

         1. INCREASINGLY SOPHISTICATED CUSTOMERS DEMAND CONVENIENCE, ACCESS AND EFFICIENCY (I.E., IMMEDIATE RESPONSE AND INSTANT INFORMATION). Customers have become accustomed to the service of larger, traditional call centers and now expect that same high level of service and convenience from all businesses.

         2. CALLERS WANT CONVENIENT ACCESS THROUGH TOLL-FREE 800/888 NUMBERS. It is estimated that 11 billion 800/888 calls were placed in 1998, a dramatic increase over seven million calls placed in 1980. This is, in turn, driving business towards call delivery technology and, more importantly, information to monitor the business and for intelligent decision making.

         3. ORGANIZATIONAL DEMOGRAPHICS HAVE SHIFTED DRAMATICALLY. Today's workforce is more mobile, with communications available essentially anywhere through cellular phones, videoconferencing, and the Internet. Telecommuting has risen in popularity. Virtual workgroups and departments that cross geographic barriers are becoming commonplace. Influenced by these changing demographics, a more flexible, diverse call center with capabilities such as "at-home agents", have become increasingly important.

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

     CALL CENTER TECHNOLOGY

     In 1990, using a personal computer as the platform, Cintech pioneered Call Center Solutions for smaller business entities such as departments, workgroups, branch offices, and small to mid-sized businesses, greatly expanding the call center landscape. Suddenly, call centers were feasible for any size business and the small call center market was born.

     To date, the Company has focused on the development of applications for the modular digital key telephone switching systems ("Norstar") marketed worldwide by Northern Telecom Ltd. of Calgary, Alberta, Canada ("Nortel"). The Norstar was the first key telephone system to offer open application interface targeted for small and mid-size business units. The Company was the first developer to write a successful open application interface-based application for Norstar and is now the leader in developing business applications for Norstar. The Company began shipping its first call center product, CINPHONY, in April 1991 and in October 1993, introduced a second call center product, PRELUDE. In September 1997, the Company introduced its third call center product, MINUET.

     In June 1994, the Company announced plans to market and sell the Company's software applications with NEC America, Inc. ("NEC"). Accordingly, Cintech developed a new call center product, JAZZ2000, a PC-based solution for NEC's NEAX2000 IVS (Integrated Voice Server) PBX. The application performs similar functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform. The JAZZ2000 was made available for general release in December 1996 and is sold by Cintech through NEC America's sales network.


CINTECH SOLUTIONS

     STRATEGIC ALLIANCES

     Strategic alliances are key to the Company's corporate strategy. Through these alliances, collective strengths of each partner combine to deliver superior call management solutions and services. The Company is partnered with two of the world's leading telephone manufacturers: Northern Telecom ("Nortel") and NEC America, Inc. ("NEC") . By designing its call center solutions specifically for the business communication systems manufactured by Nortel and NEC, the Company attains superior product integration. Extending beyond a development relationship, the Company is also partnered with the geographically dispersed distribution channels of Nortel and NEC to market and sell its call center solutions throughout North America.

     NORTHERN TELECOM ("NORTEL")
     In April 1991, the Company began shipping its CINPHONY call center solution for the modular digital key telephone switching systems ("Norstar") sold worldwide by Northern Telecom Ltd. of Calgary, Alberta, Canada ("Nortel"). The Norstar was the first key telephone system to offer open application interface targeted for small and mid-size business units. The Company was the first developer to write a successful open application interface-based application for Norstar and is now the leader in developing business applications for Norstar. In October 1993 and September 1997, the Company introduced two additions to its Norstar portfolio, PRELUDE and MINUET, respectively.


     In March 1996, the Company's Norstar call center solutions became a part of Nortel's product portfolio and began being sold by Nortel's Norstar sales team.

     NEC
     Based on the Company's market share and reputation for serving the small to mid-size call center market, the Company entered into an agreement with NEC in September 1995, to design and develop a call center solution for NEC's NEAX2000 IVS. In 1996, the Company introduced JAZZ2000 for the NEAX2000 IVS and distributes the call center solution through NEC America's sales network.

     COMPETITIVE ADVANTAGES

     The design concepts behind the Company's call center solutions provide a number of competitive advantages including:

     ACCESS TO MANAGEMENT INFORMATION -- One of the key capabilities of any call center is to provide easy access to management information. The Company's portfolio of call center solutions expands the accessibility through software such as Status Display for Windows 95/NT (JAZZ2000) and INFOCUS (PRELUDE and CINPHONY). INFOCUS provides LAN and remote site access to Status Display, Report View & Print Functions and Administration via a standard Internet browser.

     MIGRATION PATHS -- The Company's call center solutions are designed with migration in mind. One expectation with most small to mid-sized call centers is growth and with growth comes the need to expand in size and capabilities. A strong migration path allows a business to start off with an entry level call center solution such as MINUET and migrate to PRELUDE and then from PRELUDE to CINPHONY via simple software upgrades.

         TIGHT INTEGRATION - Unlike other call center providers that offer products that are designed as separate, distinct modules, the Company's call center solutions are designed and developed as a single, tightly integrated bundle of applications. The Company's call processing, announcement, status display, reporting, and administration functionality work seamlessly as a unified system. This provides users with a cohesive feature and functionality set in one solution.

In addition, the Company's call center solutions are uniquely designed as integrated applications for either the Norstar or NEAX2000 IVS business telephone systems. By writing its applications using the OAI or Open Application Interface, the Company achieves the tightest level of application integration possible. This is best illustrated in how the telephone handsets are used. Agents and supervisors have access to a wealth of features and functions directly from the handset. For example, supervisors can record and change announcements, monitor and/or join an agent's call, or review call center statistics (MINUET only), all from their handset. Agents can log-in and log-out, record a call, ask a supervisor for assistance, and enter category codes for calls, for example. All the features of the business telephone system are available; the call center application adds new functionality.

     ADVANCED CALL ROUTING AND HANDLING - The routing and handling of customer calls are an important, if not mission-critical, application for any call center. The Company's call center solutions provide advanced call routing and handling to the small to mid-size center--historically reserved for larger, more expensive systems. With the Company's call center solutions advanced call handling capabilities, businesses can now answer more calls, reduce abandoned calls, cut hold times, and improve customer service.


PRODUCT PORTFOLIO

     CALL CENTER PRODUCTS

     A Call Center solution is a specialized software and/or hardware call management system, which answers, queues and routes incoming telephone calls. It plays announcements to callers, encouraging them to hold until an agent (a person qualified to take the call) is available, provides statistics about the status of agents and callers waiting, and provides specialized management information reports. Call center solutions are typically employed in order to increase employee productivity and revenues, and to reduce costs.

     Call center solutions were originally designed for environments such as airline reservation services and mail order firms, which have high call volumes and generate high revenues per call. As more companies have focused on productivity and customer service, the call center market has expanded to include other types of businesses. Using open application interface technology, the Company made it feasible and cost effective for Norstar users to bring call center solutions into departments, branch offices and small companies.

     The Company has developed three call center systems for Nortel's Norstar, CINPHONY, PRELUDE, and MINUET, and JAZZ2000 for NEC's NEAX2000 IVS switch. CINPHONY, PRELUDE, and MINUET are generally targeted towards organizations that have less than 50 telephone agents ("small call centers") and can be effectively utilized by small businesses and departments or branch offices in larger organizations. JAZZ2000 is also targeted toward the small to mid-size call center. More detailed information on these products follows:

     CINPHONY

     CINPHONY, introduced in 1991, is targeted to a sophisticated small call center with advanced needs. CINPHONY was designed for use with a Norstar modular system. Typically, the CINPHONY user has experience with call center applications in a large call center within the organization and wants that same level of capability in smaller areas. Reporting, enhanced management features, and capacities often become the critical sales elements.

     CINPHONY users range from small businesses with as few as 15 employees to Fortune 500 companies. In 1993, the Company began to focus on major accounts that would typically have the potential for multiple installations. Today, over 50% of CINPHONY installations are in large corporations, government agencies and institutions, many of them with multiple installations.

     CINPHONY is available in two levels. Level I is designed for small call centers staffed with up to 30 agents and 6 groups. Level II supports up to 80 agents and a maximum of 80 groups.

     PRELUDE

     PRELUDE, introduced in 1993, is targeted to small call centers with enhanced needs. PRELUDE, was designed for use with a Norstar modular system. Typically, the PRELUDE user has experience with call center applications in a large call center within the organization and wants that same level of capability in smaller areas. Reporting often becomes the critical sales element, especially when migrating from a MINUET.

     PRELUDE supports up to 15 agents and 3 groups.

     MINUET

     MINUET, introduced in 1997, is targeted at small call centers with basic needs, such as routing and statistics. MINUET offers 2 groups and supports up to 10 active agents, real-time status, voice capabilities and reports.

     The Company believes that MINUET is broadening the market for call centers because of its straightforward feature set and affordability for even the smallest center. Many departments, branch offices and small businesses do not believe they are candidates for call centers because of its reputation as a product for large users only, its historically high cost, and a perceived overabundance of features. In July 1998, the Company along with its partner, Nortel, began packaging MINUET with every Norstar Voice Mail. This is consistent with the Company's strategy to introduce users with less sophisticated requirements to call center technology with MINUET and then upgrade them to PRELUDE and CINPHONY as their needs expand.

     JAZZ2000

     The JAZZ2000 application performs similar functions as the CINPHONY product on the Norstar, but on a larger PBX phone switch platform designed by NEC, the NEAX2000 IVS. JAZZ2000 provides Cintech with an advanced call center solution targeted at sophisticated small to mid-size call centers, while complementing the power and versatility of a PBX. The JAZZ2000 can handle a maximum of 80 active agents, and 24 groups of agents as well as growth up to 512 ports. The first generation of the JAZZ2000 began shipment in December 1996.

     CALL ACCOUNTING PRODUCTS

     Call accounting products provide management with various reports that show how a company's telephone systems are being used. These products typically generate a variety of reports which detail, on a call by call basis, the origination and destination of the call, the cost of the call, and the duration of each call. Call accounting packages assist managers and employees in understanding how time is being spent on the telephone and the related costs and can also help protect against the potential abuse by outsiders gaining access to the telephone system.

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

MARKETING AND DISTRIBUTION

     The Company has a joint marketing and distribution arrangement with Nortel. The arrangement was implemented during April 1996 with the release of new versions of CINPHONY and PRELUDE that were designed to perform on Nortel's newly released Norstar Application Module platform. Under the arrangement, Cintech's CINPHONY, PRELUDE, and, now, MINUET are included in the Nortel product catalog and marketed jointly through Nortel's distribution network which includes: the Regional Bell Operating Companies, Canadian provincial telephone companies, the three largest US independent operating companies: GTE, Sprint and Williams Communications and approximately 500 smaller distributors. In the Company's opinion this distribution stronghold represents one of its major competitive advantages.

     Based on the Company's market share and reputation for serving the small to mid-size call center market, the Company entered into an agreement with NEC in September 1995, to design, develop and market a call center solution for NEC's NEAX 2000IVS. In 1996, the Company introduced JAZZ2000 for the NEAX2000 IVS and distributes the call center solution through NEC America's sales network. .

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

     The Company's Support Services offers a host of services that expedite implementation, management and maintenance of call centers:

     IMPLEMENTATION SERVICES--The key to the successful utilization of any technology lies in the ability to implement the system right the first time. This means that the company implementing the system not only must know the call center system, but also the telephone system platform supporting the call center system.

          While some customers may want to contract the installation and implementation of the call center system to their local dealer, the Company finds that many customers (and many dealers) prefer and demand our services for implementing the call center system. Therefore, the

Company supplements our product and distribution partner's strengths with detailed product expertise and knowledge of practical market deployment. In support of this customer demand, the Company offers the following services:

     -     On-site installation and testing of the call center system
     - Verification of Norstar configuration needed to support the call center system
     -     Application configuration and verification
     -     Training of qualified personnel on the call center system

     Implementation Services include the development of the call center configuration and instruction on its call flow. This initial training uses actual applications, bringing real time call handling into play. While on-site, the Company trains supervisors and administrator on such things as application set-up, terminology, how to record greetings, report generation and interpretation, and problem resolution. Agents are trained on using the call center application from the telephone set.

     TRAINING & EDUCATION--The Company is dedicated to providing the most comprehensive technical and operational training on its call center products. Experience has shown that many customers look for additional training once the system is installed and operational. This need comes from changes in personnel, expanded application development and the desire to understand the software capabilities more thoroughly to improve efficiencies of operation. Additional training on report generation and analysis is also key to most organizations for use in business decisions and for managing and growing call center business.

     Training can be held on-site at the customer's location, at the Company's headquarters, or at scheduled regional training courses.

     CUSTOMER RESPONSE CENTER--The Company is committed to delivering technical support in a way that is most effective for our customers. The Company's Customer Response Center assures that a highly responsive team of service experts will always be available to quickly meet our customers' needs.

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

     SOFTWARE MAINTENANCE--The Company's call center systems come with a one year Software Maintenance Plan from date of installation; hardware is covered separately through manufacturer's program. Software Maintenance provides:

        -  Unlimited access to Customer Response Center.
        -  Free software updates.
        - The Cintech Connection, a quarterly newsletter written specifically for end users, including call center tips, frequently asked questions, and solution stories on how other users are capitalizing on certain features or functions.

     When the first year of Software Maintenance expires, the Company offers additional coverage in yearly increments for up to five years--Extended Software Support & Maintenance Service. Extended Software Support & Maintenance is made available at the time of system installation at a discounted price, or at the end of the one-year maintenance period at the then current rate.

PRODUCT DEVELOPMENT

     From its incorporation, the Company has made substantial investments in the development of its product lines. The Company has relied on its extensive customer experiences and a knowledgeable development organization in the crafting and delivering of its award-winning products. Consistent with the strategy of expanding its existing product offerings and introducing new product lines for the call center software market, the Company has built and continues to build, upon its development organization. The Company believes that its future performance depends, in part, on its ability to maintain and extend its existing product lines to meet an expanding range of customer requirements and deliver new products that successfully gain market acceptance. At the foundation of this belief is the Company's ability to maintain and enhance its product development organization and strategy.


COMPETITIVE POSITION

     The Company competes in the call center market, providing solutions for departments, workgroups, branch offices, as well as small- to medium business entities. The market for the Company's products is characterized by rapid technological change, evolving industry standards, and involves a number of risks, some of which are beyond the Company's control. These market factors represent both an opportunity and a competitive threat to the Company. The Company competes with numerous vendors, including Lucent, Executone, Toshiba, and Siemens. The Company expects the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. In addition, the Company leverages and relies on its product partners and extensive distribution channel partners to deliver product to market. While, the Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis, the long term success of the Company's products is based primarily on product features, performance, ease-of-use, reliability, compatibility, brand name recognition, product reputation, levels of advertising, pricing, merchandising and training, quality customer support, excellence and timeliness of product upgrades, the capability of the Company to introduce complementary new products, the effectiveness of its product and distribution partners, and, ultimately, continued market growth and acceptance.

     Although the Company believes that its products currently compete favorably, it is uncertain whether the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, distribution, technical and other resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures and market factors faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE ON CUSTOMERS/DISTRIBUTION

     The Company derives a significant portion of its revenue from products which are integrated with the Norstar system. Because of this product concentration, the Company would be materially adversely affected if users of the Norstar system determined to use another system or similar device, or if the Norstar system ceased to be competitive in the marketplace. In March

1996, in order to further increase penetration of ACD software sales to Norstar users, the Company entered into a joint marketing agreement with Nortel whereby, Nortel's sales and marketing organization now has responsibility for selling the Company's software products through common distribution channels. Consequently, the Company's business is, in part, dependent upon the degree of marketing support and effort provided by Nortel and the various distributors. Most of the Company's sales are to large distributors in the telephony industry. For the year ended June 30, 1999, approximately 71% of the Company's sales were made to one such distributor.

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

RESEARCH AND DEVELOPMENT

     The Company spent on research and development during each of the last two fiscal years the following sums: $416,000 for the fiscal year ended June 30, 1999, and $532,000 for fiscal year ended June 30, 1998. The costs of such activities are considered overhead items that are reflected only indirectly in the pricing of the Company's products sold into the market.

EMPLOYEES

     The Company presently has 60 employees, 58 of which are full time. Of these employees, 13 are involved primarily in sales, marketing and business development, 18 work on systems support, 19 are involved in product development and the remaining ten are responsible for all management and administrative functions.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's plant and its executive offices comprising approximately 20,000 square feet are located at 2100 Sherman Avenue, Cincinnati, Ohio 45212. The Company leases this facility. The lease extends until April 30, 2002 and calls for escalating lease payments. Lease payments for the year ended June 30, 1999 amounted to approximately $ 332,000.

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

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings which would have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has nothing to report under this Item.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is held by approximately 600 shareholders of record as of June 30, 1999, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 1999 are shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.

FOR THE QUARTER ENDED                      HIGH(1)                  LOW(1)
---------------------                      -------                  ------
September 30, 1997                          1.10                     0.20
December 31, 1997                           0.90                     0.50
March 31, 1998                              0.90                     0.55
June 30, 1998                               1.10                     0.62
September 30, 1998                          1.26                     0.90
December 31, 1998                           2.50                     0.99
March 31, 1999                              3.84                     1.99
June 30, 1999                               2.75                     1.90

(1) Based on quotations obtained from the Toronto Stock Exchange. All amounts are in Canadian dollars.

     No dividends were declared or paid during the two years ended June 30, 1999 and June 30, 1998, and the Company does not anticipate paying dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

LIQUIDITY AND CAPITAL RESOURCES

     In January 1994, the Company completed its initial public offering ("IPO") of 2,181,820 shares of common stock. The net proceeds of this offering, after deducting applicable issuance costs and expenses, were $7.7 million. The proceeds of the offering were used to retire the debt of the Company incurred prior to the offering. In addition, the proceeds are continuing to be used for sales and marketing programs, as well as for product development.

     Working Capital increased to $5.6 million in 1999 from $2.2 million in 1998. The increase of $3.4 million was attributable to increases in cash and marketable securities of $4.5 million and deferred income taxes of $299,000 offset by a decrease in accounts receivable of $501,000 and increases in accrued salaries and payroll taxes of $418,000 and deferred maintenance revenue of $286,000. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company in fiscal 1999.

       During 1999, the Company provided cash of $5.1 million from operating activities and invested another $510,000 and $96,000 in software development and fixed assets, respectively. The ending cash balance increased by $586,000. The Company purchased additional marketable securities of $3,948,000.

     At the end of 1999, the Company held cash and marketable securities totaling $6.4 million and had no outstanding long-term debt obligation.

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

RESULTS OF OPERATIONS 1999 VERSUS 1998

     Sales for fiscal 1999 increased by $2,589,000 or 26% compared with 1998. This increase is broken down by product as follows (in thousands):

                                                                                    INCREASE
PRODUCT CATEGORY                                 1999              1998           (DECREASE)
                                                 ----              ----           ----------

ACD Products                                   $ 9,347            $7,007               $2,340
Other CTI Products                               1,103             1,222                (119)
Services                                         1,859             1,519                  340
Other                                               79                51                   28
                                               -------            ------               ------
Total                                          $12,388            $9,799               $2,589

     Sales of Automatic Call Distribution software products increased by 33% due to increased penetration of the Company's distribution channels for the product through Northern Telecom while the Company continued to de-emphasize the sale of hardware. Services increased by 22% due to the Company's continuing focus on providing services, such as, installation, training, project management and maintenance, to the end users of the Company's products.

     Cost of products sold decreased $252,000 or 19% due to a decrease in hardware sales. As a percentage of sales, cost of products sold for 1999 decreased to 9% as compared to 14% in 1998. Amortization of software costs, net of fourth quarter adjustments made in fiscal 1998, increased $15,000 due to the updates of various software products released in 1999. License fees increased $363,000 or 19% due to the increase in ACD software sales volume. Gross profit increased $2.6 million, or 43%, as compared to 1998. The increase in gross profit is a direct result of the increase in sales volume and product mix.

     Research and development costs of $416,000 were $116,000 or 22% lower than 1998. In addition, the Company capitalized software development costs of $510,000 during the year, an increase of $320,000 over 1998. The decreased costs of research and development combined with the increase in capitalized development reflects the Company's emphasis on developing future products while continuing to improve and maintain existing products.

       Selling, general, and administrative expenses increased $506,000 or 11% over 1998. A schedule of the selling, general, and administrative expense categories appears below (in thousands):

                                                                                    INCREASE
EXPENSE CATEGORY                                 1999              1998           (DECREASE)
                                                 ----              ----           ----------

Payroll                                        $3,358            $3,011                 $347
Professional Services                             214               159                   55
Sales and Marketing                               731               712                   19
Occupancy                                         322               318                    4
Other                                             325               244                   81
                                               ------            ------                 ----
Total                                          $4,950            $4,444                 $506

      The increase in payroll expense is due to an 18% increase in staffing combined with the necessity to attract and retain quality employees in a competitive labor market. The increase in professional services was due to the Company's outsourcing of various job functions. The increase in other expenses was due to increasing health insurance costs associated with the increase in the number of employees and an adjustment in bad debt expense.

     The Company's income from operations of $3,464,000 was $2,257,000 greater than that experienced in 1998.

     Other income of $122,000 increased by $83,000 due to an increase in the amount of funds invested in marketable securities.

     The income tax benefit of $ 467,211 is due to a reduction in the tax valuation allowance based upon the present and expected future profitability of the Company.

     The net income of $4,053,000 represents an increase of $2,807,000 compared to the income reported in 1998. The corresponding earnings per share, basic and diluted, was $0.33 and $0.32, respectively, in 1999 as compared to earnings per share, basic and diluted, of $0.10 in 1998.

YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its key internal financial, information and operational systems to identify the systems that could be materially affected by the Year 2000 issue. The Company has tested and replaced systems where necessary and believes that its key internal systems are currently Year 2000 compliant. The Company will continue to conduct compliance testing on these systems and modify or replace systems when necessary. The Company believes the Year 2000 issue will not pose significant operating problems. The cost for Year 2000 problems, which has been less than $20,000, was funded through current operating cash flows. The Company believes that any future costs of addressing internal problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods.

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



ITEM 7. FINANCIAL STATEMENTS.

       The financial statements attached to the end of this annual report are filed as part of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has nothing to report under this Item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information required by this Item is incorporated herein by reference to the Company's 1999 definitive proxy statement to be filed on or about September 27, 1999 with the Securities and Exchange Commission as set forth under the captions "Voting Shares and Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Officers".

EXECUTIVE OFFICERS OF THE COMPANY. The names, ages and positions of the executive officers of the Company as of June 30, 1999 are as follows:

NAME                                     AGE         POSITION
----                                     ---         --------
Diane M. Kamionka                        52          President and Chief Executive
                                                     Officer
Bryant A. Downey                         36          Chief Technology Officer
David J. Thibodeau                       50          Vice President - Customer Support
                                                     Services
Charles W. Bowen                         54          Sr. Vice President - Sales and
                                                     Marketing

     Each of the officers has been engaged in their principal occupation indicated above for the previous five years, except for Mr. Thibodeau who prior to becoming an Executive Officer of the Company during 1996 was Director of Business Development for the Company, and Mr. Bowen who prior to becoming an Executive Officer during 1998 was Director, Business Development for Sprint from 1991 thru 1994 and Vice President & General Manager for Sprint Healthcare Systems, Inc. from 1995 thru 1998.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's 1999 definitive proxy statement to be filed on or about September 27, 1999 with the Securities and Exchange Commission as set forth under the caption "Compensation of Directors and Officers".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's 1999 definitive proxy statement to be filed on or about September 27, 1999 with the Securities and Exchange Commission as set forth under the caption "Voting Shares and Security Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has nothing to report under this item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a). EXHIBITS

Exhibit No                                   Description                        Where Provided
----------                                   -----------                        --------------

3.             Charter and Bylaws...............................................       *

4.             Instruments Defining Rights of Security Holders..................       *

     4.1       Agency Agreement by and among Cintech Tele-Management Systems,
               Inc., Loewen, Ondaatje, McCutcheon Limited, and Toronto Dominion
               Securities, Inc. dated January 20, 1994..........................       *

     4.2       Cintech Tele-Management Systems, Inc. 1993 Stock Option Plan.....       *

9.             Voting Trust Agreements..........................................       *

10.            Material Contracts...............................................       *

     10.1      Agency Agreement by and among Cintech Tele-Management Systems,
               Inc., Loewen, Ondaatje, McCutcheon Limited, and Toronto Dominion
               Securities, Inc. dated January 20, 1994..........................       *

     10.2      Escrow Agreement described in Part II, Item 1....................       *

     10.3      Lease between Renaissance Partners and Cintech Tele-Management
               Systems, Inc. dated July 13, 1990................................       *

     10.4      Cintech Tele-Management Systems, Inc. Stock Option Plan..........       *

     10.5      Lease between Cintech Tele-Management Systems, Inc. and Norwood
               Real Estate Partners dated October 25, 1994......................       ***

13.            Portions of the Annual Report to Shareholders

14.            Material Foreign Patents.........................................       N/A

27.            Financial Data Schedule

99.            Additional Exhibits..............................................       **
     99.1      Marketing Communique.............................................       **
     99.2      StarDome Distribution Agreement (Form)...........................       **
     99.3      Press Release dated June 8, 1994.................................       **
     99.4      Letter of Understanding between Cintech Tele-Management Systems,
               Inc. and NEC America, Inc. dated May 5, 1994.....................       **
     99.5      October 10, 1991 Letter..........................................       ***
     99.6      Amendment to License Agreement dated October 10, 1991............       ***
     99.7      Status and Disposition Agreement.................................       ***

     99.8      Loan Agreement...................................................       ***
     99.9      Agreement for Purchase of Preferred Stock........................       ***
     99.10     Debt Exchange Agreement..........................................       ***
     99.11     Agreement to Finance.............................................       ***
     99.12     Supplementary Agreement to Finance...............................       ***
     99.13     Second Supplementary Agreement to Finance........................       ***
     99.14     Third Supplementary Agreement to Finance.........................       ***
     99.15     Term Note Payable dated May 13, 1996 to Related Parties..........       ***
*         Previously provided in original filing of Form 10-SB
**        Previously provided in Amendment No. 1 to Form 10-SB
***       Previously provided in Amendment No. 2 to Form 10-SB


(b).     REPORTS ON FORM 8-K

         The Company has not made any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CINTECH TELE-MANAGEMENT SYSTEMS, INC.

                                 /s/ Diane M. Kamionka
                             -------------------------------------
                             By: Diane M. Kamionka,
                             President and Chief Executive Officer

September 20, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:


/s/ Diane M. Kamionka                                            September 20, 1999
-----------------------                                          ------------------
Diane M. Kamionka,                                                       Date
President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Michael E. Freese                                            September 20, 1999
-----------------------                                          ------------------
Michael E. Freese                                                        Date
Director of Finance and Administration

DIRECTORS:


/s/ Diane M. Kamionka                                            September 20, 1999
-----------------------                                          ------------------
Diane M. Kamionka,                                                       Date
President, Chief Executive Officer and Director


/s/ Bryant A. Downey                                             September 20, 1999
-----------------------                                          ------------------
Bryant A. Downey,                                                        Date
Chief Technology Officer and Director

/s/ Carter F. Randolph                                           September 22, 1999
-----------------------                                          ------------------

Carter F. Randolph                                                       Date
Director

/s/ Frank W. Terrizzi                                            September 22,1999
-----------------------                                          -----------------
Frank W. Terrizzi                                                        Date
Director

                                   CINTECH
                                   TELE-MANAGEMENT
                                   SYSTEMS, INC.

                                   Financial Statements for the Years Ended
                                   June 30, 1999 and 1998 and Independent
                                   Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
  Cintech Tele-Management Systems, Inc.

We have audited the accompanying balance sheets of Cintech Tele-Management Systems, Inc. (the "Company") as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

August 20, 1999

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

BALANCE SHEETS
JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                              1999            1998
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)            $  1,500,081    $    913,699
  Marketable securities (Note 2)                   4,864,847         916,832
  Accounts receivable, trade - (net of
    allowance of $50,601 and $28,397
     in 1999 and 1998, respectively) (Note 1)      1,022,153       1,523,058
  Inventory (Note 1)                                  25,781          87,472
  Prepaid expenses                                    30,172          28,450
  Deferred income taxes (Note 7)                     298,960            --
                                                ------------    ------------
           Total current assets                    7,741,994       3,469,511
                                                ------------    ------------

FIXED ASSETS (Note 1):
  Equipment                                          757,190         668,065
  Furniture and fixtures                             151,433         146,592
                                                ------------    ------------
           Total                                     908,623         814,657
  Less accumulated depreciation                     (786,988)       (703,804)
                                                ------------    ------------
           Total fixed assets - net                  121,635         110,853
                                                ------------    ------------

OTHER ASSETS:
  Deferred income taxes (Note 7)                     274,996            --
  Software development costs - net (Note 1)          578,156         225,117
                                                ------------    ------------
           Total other assets                        853,152         225,117
                                                ------------    ------------

TOTAL                                           $  8,716,781    $  3,805,481
                                                ============    ============

LIABILITIES AND STOCKHOLDERS'
  EQUITY                                            1999            1998

  CURRENT LIABILITIES:
    Accounts payable                            $    270,434    $    201,292
    Accrued liabilities:
      Accrued salaries                               607,408         222,562
      Accrued vacation                               101,507          86,782
      Accrued income taxes                            58,340            --
      Accrued payroll taxes                           46,801          13,660
      Other                                          301,687         300,302
    Deferred maintenance revenue (Note 1)            728,678         442,611
                                                ------------    ------------
             Total current liabilities             2,114,855       1,267,209
                                                ------------    ------------

  STOCKHOLDERS' EQUITY (Notes 1,5,6):
    Common stock                                   8,993,777       8,982,842
    Contributed capital                              675,757         675,757
    Treasury stock                                    (2,290)         (2,290)
    Accumulated deficit                           (3,065,318)     (7,118,037)
                                                ------------    ------------
             Total stockholders' equity            6,601,926       2,538,272
                                                ------------    ------------
  TOTAL                                         $  8,716,781    $  3,805,481
                                                ============    ============

See notes to the financial statements

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                          1999           1998

NET SALES (Note 1)                                    $ 12,387,857   $  9,798,630

COST OF PRODUCTS SOLD (Note 1)                           1,120,427      1,373,561

AMORTIZATION OF SOFTWARE DEVELOPMENT COSTS (Note 1)        157,189        323,599

LICENSING FEES (Note 1)                                  2,281,314      1,918,402
                                                      ------------   ------------

GROSS PROFIT                                             8,828,927      6,183,068

RESEARCH AND DEVELOPMENT                                   415,657        531,650

SELLING, GENERAL AND ADMINISTRATIVE (Notes 1,3)          4,949,538      4,444,225
                                                      ------------   ------------

INCOME FROM OPERATIONS                                   3,463,732      1,207,193

OTHER INCOME                                               121,776         38,980
                                                      ------------   ------------

INCOME BEFORE INCOME TAX BENEFIT                         3,585,508      1,246,173

INCOME TAX BENEFIT (Note 7)                                467,211           --
                                                      ------------   ------------

NET INCOME                                            $  4,052,719   $  1,246,173
                                                      ============   ============

BASIC EARNINGS PER COMMON SHARE (Note 5)              $       0.33   $       0.10
                                                      ============   ============

DILUTED EARNINGS PER COMMON SHARE (Note 5)            $       0.32   $       0.10
                                                      ============   ============

See notes to financial statements.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                            TOTAL
                                          COMMON STOCK   CONTRIBUTED       TREASURY     ACCUMULATED     STOCKHOLDERS'
                                          NO PAR VALUE     CAPITAL          STOCK         DEFICIT          EQUITY

BALANCE AT JUNE 30, 1997                  $  8,982,842   $    675,757   $     (2,290)   $ (8,364,210)   $  1,292,099

NET INCOME                                                                                 1,246,173       1,246,173
                                          ------------   ------------   ------------    ------------    ------------

BALANCE AT JUNE 30, 1998                     8,982,842        675,757         (2,290)     (7,118,037)      2,538,272

STOCK OPTIONS EXERCISED (21,434 shares)         10,935                                                        10,935

NET INCOME                                                                                 4,052,719       4,052,719
                                          ------------   ------------   ------------    ------------    ------------

BALANCE AT JUNE 30, 1999                  $  8,993,777   $    675,757   $     (2,290)   $ (3,065,318)   $  6,601,926
                                          ============   ============   ============    ============    ============

See notes to financial statements.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  4,052,719    $  1,246,173
                                                                 ------------    ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                       85,394          96,681
    Amortization of software development costs                        157,189         323,599
    Deferred income taxes                                            (573,956)           --
    Provision for doubtful accounts                                    22,204          (9,207)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                      478,701        (547,588)
      Decrease in inventory                                            61,692          13,943
      Increase in prepaid expenses                                     (1,722)         (8,667)
      Increase (decrease) in accounts payable                          69,141        (331,811)
      Increase in accrued expenses                                    492,437         253,427
      Increase in deferred maintenance revenue                        286,067         266,286
                                                                 ------------    ------------
           Total adjustments                                        1,077,147          56,663
                                                                 ------------    ------------
           Net cash provided by operating activities                5,129,866       1,302,836
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                (3,948,015)       (546,052)
  Purchase of fixed assets                                            (96,176)        (63,199)
  Expenditures for software development costs                        (510,228)       (190,386)
                                                                 ------------    ------------
           Net cash used in investing activities                   (4,554,419)       (799,637)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                              10,935            --
  Payment on notes payable                                               --           (30,000)
                                                                 ------------    ------------
           Net cash provided by (used in) financing activities         10,935         (30,000)
                                                                 ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             586,382         473,199

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                   913,699         440,500
                                                                 ------------    ------------

  End of year                                                    $  1,500,081    $    913,699
                                                                 ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION-Taxes paid                    $     62,747    $       --
                                                                 ============    ============

See notes to financial statements.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


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

      FINANCIAL STATEMENT PRESENTATION - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars. The differences in accounting principles generally accepted in the United States of America and Canada are described in Note 8.

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

      WARRANTY RESERVE - At the time of sale, the Company accrues for warranty costs relating to hardware or software replacement or on site support to be provided during the first twelve months following the sale. Costs associated with supporting product under warranty are charged to the reserve instead of current period cost. The reserve, included in other accrued liabilities in the financial statements, is adjusted periodically based upon actual experience.

      DEPRECIATION - Fixed assets are carried at cost. Depreciation is computed using an accelerated method over the following useful lives:

           Equipment                                  5 years
           Furniture and fixtures                     7 years
           Computer equipment                         3 years

INVENTORY - Inventories are valued at the lower of cost or market, with cost being computed using the first-in, first-out method. Inventories consist of:


                                         1999          1998

Literature and other documentation   $   14,309    $   27,107
Computer hardware                        21,621       109,222
Allowance for obsolete inventory        (10,149)      (48,857)
                                     ----------    ----------

Total inventory                      $   25,781    $   87,472
                                     ==========    ==========

SIGNIFICANT CUSTOMERS - Most of the Company's sales are to distributors in the telephony industry. The Company had sales to a major distributor, as follows:


                                                                  SALES FOR THE YEARS ENDED JUNE 30,
                                                                  1999                          1998
                                                        --------------------------   ---------------------------
                                                             AMOUNT         %             AMOUNT          %

Distributor A                                                $ 8,779,085       71 %        $ 5,969,862       61 %
                                                             ============      ====        ============      ====

The Company had gross accounts receivable from major distributors, each of which was in excess of 10% of the Company's total accounts receivable, as follows:


                                                         GROSS
                                                        ACCOUNTS
                                        DISTRIBUTORS   RECEIVABLE
June 30, 1999                                2              83%
June 30, 1998                                1              86%

INTERNATIONAL SALES - The Company had international sales as follows:

                                                                   SALES FOR THE YEARS ENDED JUNE 30,
                                                                    1999                         1998
                                                         ---------------------------   --------------------------
                                                             AMOUNT          %             AMOUNT          %

Canada                                                          $ 99,996          1 %        $  69,844         1 %
Other                                                              7,089          -             40,368         -
                                                               ---------         ----        ---------        ----

Total                                                          $ 107,085          1 %        $ 110,212         1 %
                                                               =========         ====        =========        ====

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

Costs capitalized were $510,228 and $190,386 and related amortization was $157,189 and $323,599 for 1999 and 1998, respectively. The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate. This accelerated write-off resulted in amortization of $3,750 and $181,042, included within total amortization expense, in fiscal 1999 and 1998, respectively.

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

      ACCOUNTING CHANGES - In 1998, the Financial Accounting Standards Board
      (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, which is effective for fiscal year 2001, will have no impact on the Company's reported financial position, results of operations or cash flows.

      The Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1999. There was no impact on the Company's financial statements. The Company also adopted FASB Statement No. 130, "Reporting Comprehensive Income" during the quarter ended September 30, 1998. However, as the Company had no items of comprehensive income, there was no impact on the Company's financial statements.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all money market instruments to be cash equivalents.

      RECLASSIFICATION - Certain fiscal 1998 amounts have been reclassified in order to conform to fiscal 1999 presentation.

2.    MARKETABLE SECURITIES

      The Company maintains various investments in federal agency notes which are classified as held-to-maturity and are reported at amortized cost in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All items mature within one year. The cost and market value of the investments are summarized below:


                                                                             NET
                                                AMORTIZED                 UNREALIZED
      DESCRIPTION                                  COST        MARKET        LOSS

      June 30, 1999 - Federal Agency Notes     $4,864,847    $4,858,395     $6,452
                                               ==========    ==========     ======

      June 30, 1998 - Federal Agency Notes     $  916,832    $  915,957     $  875
                                               ===========   ==========     ======

3.    OPERATING LEASES

      OPERATING LEASES - The Company leases its office facility in Norwood, Ohio. This operating lease, which began in March 1995 and expires in April 2002, calls for escalating lease payments over the term of the lease. The Company records lease expense on a straight-line basis over the life of the lease.

      The annual minimum rent to be paid under the operating lease agreement for the facility in Norwood, Ohio is as follows:


      Year Ending June 30:
        2000                              $ 210,000
        2001                                220,000
        2002                                183,330

      Rent expense for the leased office space was $293,105 in each of the years ended June 30, 1999 and 1998.

4.    NOTES PAYABLE

      The Company had a Term Note Payable - Bank bearing interest at the prime lending rate which was paid in full, principal and interest, on December 19, 1997.

5.    CAPITAL STOCK AND INCOME PER SHARE

      The following schedule is a summary of the Company's shares of capital stock.

                                   AUTHORIZED      ISSUED     OUTSTANDING   TREASURY

      Balance at June 30, 1999     15,000,000    12,303,185    12,301,185    2,000
                                   ==========    ==========    ==========    =====

      Balance at June 30, 1998     15,000,000    12,281,751    12,279,751    2,000
                                   ==========    ==========    ==========    =====

      Income per common share was based on the weighted average number of common shares outstanding during each period.

      The Company's basic and diluted earnings per share were determined as follows:

                                                         1999                                     1998
                                       ---------------------------------------    --------------------------------------
                                         INCOME         SHARES       PER SHARE      INCOME        SHARES       PER SHARE
      BASIC EPS                        (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)     AMOUNT

      Income available to
        common stockholders            $4,052,719      12,292,802     $ 0.33      $1,246,173    12,279,751      $ 0.10

      EFFECT OF DILUTIVE SECURITIES

      Stock options                                       339,608                                  133,719
                                       ----------      ----------     ------      ----------    ----------      ------

      DILUTED EPS

      Income available to
        common stockholders
        and assumed conversions        $4,052,719      12,632,410     $ 0.32      $1,246,173    12,413,470      $ 0.10
                                       ==========      ==========     ======      ==========    ==========      ======

      Stock options representing 145,000 shares in 1999 and 647,149 shares in 1998 were not included in computing diluted earnings per share because their effects were antidilutive.

6.    STOCK OPTION PLAN

      During 1994, the Board of Directors approved a plan providing for the granting, to employees, options for the purchase of a maximum of 1,500,000 shares of common stock. In 1996, the plan was amended to provide for non-employee eligibility. Excluding the options granted in February 1994, all options have been granted at an exercise price equal to the fair market value at the date of grant and become exercisable equally over a period ranging from one to four years. The February 1994 options were granted at a price below fair market value at the date of grant and were subsequently adjusted to market. The 1994 options granted become exercisable equally over a two-year period. All options expire at the end of ten years from the date of grant or are subject to the performance provisions of specific grants.

      The Company has adopted the disclosure only provision of SFAS No. 123 and applies APB Opinion No. 25 in accounting for its stock options. Had compensation cost for stock option grants made in fiscal years 1999 and 1998 been determined using the fair value method consistent with SFAS No. 123, the Company's net income and net income per share would have been effected as follows:

                                                          1999               1998

      For the year ended June 30:
        Net income - as reported                      $ 4,052,719        $ 1,246,173
        Net income - proforma                           4,000,985          1,135,946
      Basic earnings per share - as reported                 0.33               0.10
      Basic earnings per share - proforma                    0.33               0.09
      Diluted earnings per share - as reported               0.32               0.10
      Diluted earnings per share - proforma                  0.32               0.09

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                             1999              1998

      Expected volatility                                     232 %             214 %
      Risk-free interest rate                                6.16 %            5.52 %
      Expected term of options                              5 years           5 years
      Expected dividend yield                                 0%                0%

      Information regarding the Company's stock option plan for the years ended June 30, 1999 and 1998 is as follows:

                                                     1999                  1998
                                              -------------------   -------------------
                                                         WEIGHTED              WEIGHTED
                                                         AVERAGE                AVERAGE
                                                         EXERCISE              EXERCISE
                                               OPTIONS    PRICE      OPTIONS     PRICE
                                              ---------  --------   ---------  --------

      Outstanding at beginning of year         921,649   $ 0.68      380,112    $ 0.95
      Granted                                  207,000     1.28      650,855      0.51
      Forfeited                               (206,592)    0.68     (109,318)     0.61
      Exercised                                (21,434)    0.44         -
                                              --------              --------

      Outstanding at end of year               900,623   $ 0.82      921,649    $ 0.68
                                              ========              ========

      Options exercisable at end of year       361,154   $ 0.80      213,429    $ 0.92
                                              ========              ========

      Weighted average fair value of options
        granted during year                     $ 0.34                $ 0.17

                                                          OUTSTANDING                  EXERCISABLE
                                               ---------------------------------    ------------------
                                                          WEIGHTED      WEIGHTED              WEIGHTED
                                                          REMAINING      AVERAGE              AVERAGE
                                                         CONTRACTUAL    EXERCISE              EXERCISE
                                               OPTIONS   LIFE (YEARS)     PRICE     OPTIONS    PRICE

      Range of exercise price
      .29  -.69                                262,709       7.98        $ 0.40     115,294    $ 0.52
      .71 - .80                                278,252       9.04          0.72      73,214      0.72
      .88 - 1.47                               359,662       7.55          1.21     172,646      1.02
                                               -------                              -------

                                               900,623       8.14        $ 0.82     361,154    $ 0.80
                                               =======                              =======

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

Deferred taxes consist of the following:

                                              JUNE 30,        JUNE 30,
                                                1999            1998

Current deferred tax asset:
  Deferred revenue                         $    247,751    $    150,488
  Inventory reserve                               3,451         296,866
  Accrued compensation                            8,044           8,197
  Reserves not currently deductible              17,204           9,655
  Accrued rent                                   22,510          26,554
                                           ------------    ------------
           Total                                298,960         491,760
  Less valuation allowance                                     (491,760)
                                           ------------    ------------

Net                                        $    298,960    $       --
                                           ============    ============

                                              JUNE 30,         JUNE 30,
                                                1999            1998

Non-current deferred tax asset:
  Net operating loss carryforward          $    815,977    $  2,027,953
  Research and development credits              201,125         178,925
  Alternative minimum tax credit                 63,581
                                           ------------    ------------
           Total                              1,080,683       2,206,878
Non-current deferred tax liability:
  Deferred software development costs          (196,573)        (76,540)
                                           ------------    ------------
  Net non-current deferred tax asset            884,110       2,130,338
  Less valuation allowance                     (609,114)     (2,130,338)
                                           ------------    ------------

Net                                        $    274,996    $       --
                                           ============    ============

The benefit (provision) for income taxes for the year ended June 30, 1999 and 1998 consists of the following:

                                               1999            1998

Current provision                          $   (106,745)   $       --
Deferred provision                           (1,439,028)       (133,404)
                                           ------------    ------------
           Total                             (1,545,773)       (133,404)
Decrease in the valuation allowance           2,012,984         133,404
                                           ------------    ------------
Incometax benefit                          $    467,211    $       --
                                           ============    ============


The primary differences between the statutory rate for federal income tax and the effective income tax rate are the utilization of net operating losses to offset current income and the change in the valuation allowance. At June 30, 1999, the Company has net operating loss carryforwards of approximately $2,400,000 for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2009 and continuing through 2013. Also at June 30, 1999, for U.S. Federal tax purposes, the Company has research and development credit carryforwards available to offset future income taxes of approximately $201,000 which will begin to expire in 2000.

      In 1999, the valuation allowance was reduced to $609,114 based on the present and expected future profitability of the Company.

8. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP AND U.S. GAAP")

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      During the years ended June 30, 1999 and 1998, differences between Canadian GAAP and U.S. GAAP arose as a result of depreciation. For U.S. GAAP purposes, furniture and fixtures, equipment, and computer equipment are depreciated over useful lives of seven, five, and three years, respectively, using an accelerated method. For Canadian GAAP purposes, furniture and fixtures, equipment, and computer equipment are to be depreciated over useful lives of five, three, and three years, respectively, using a straight-line method. The difference in methodology results in a reported US GAAP net income in excess of Canadian GAAP of $4,446 and $11,768 for the periods ended June 30, 1999 and 1998, respectively. The difference does not have a material effect on the earnings per share calculation for either year.

9.    SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

        The Company's fiscal 1999 results are inclusive of significant adjustments recorded in the fourth quarter. In 1999, the Company reduced the deferred income tax valuation allowance to $609,114 based on present and expected future profitability of the Company (see Note 7). The effect of the adjustment on income and related per share amount was $510,375, or $0.04 per share.

        The Company's fiscal 1998 results are inclusive of significant adjustments recorded in the fourth quarter. In 1998, the Company recorded a change in estimate of the economic life of certain products and a change in estimate for warranty reserves. The effects of the adjustments on income and related per share amounts were $(181,042), or $(0.01) per share, and $(98,291), or $(0.01) per share, respectively.


                                   * * * * * *