Form 10QSB
period 1999-09-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 1999-11-12
CIK 926038

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

               For the quarterly period ended September 30, 1999


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _______________to________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  OHIO                                 31-1200684
                  -----------------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,303,560 SHARES OF COMMON STOCK AS OF SEPTEMBER 30, 1999.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.
        ---------------------

         The condensed financial statements attached to the end of this quarterly report are filed as part of this quarterly report. The financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2. Management's Discussions and Analysis or Plan of Operation.
        -----------------------------------------------------------

         The following selected financial information set forth below has been derived from the unaudited condensed financial statements of the Company. This discussion and analysis should be read in conjunction with such financial statements. All amounts are in US dollars.

Results of Operations
---------------------

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Sales for the three months ended September 30, 1999 were $3,019,000 compared to $3,292,000 for the same period last year. The $273,000 or 8%, decrease in sales is due to a 13% decrease in ACD revenue and a 12% decrease in revenue from other CTI products, offset by a 17% increase in services revenue.

         Gross profit of $2,204,000 was $28,000, or 1%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 73% or 5% greater than that experienced during the same period of the prior year.

         Research and development costs of $119,000 were $16,000, or 16%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,249,000 were $109,000, or 10%, higher than the comparable prior year period.

         The Company realized income from operations of $836,000, or 28%, for the three months ended September 30, 1999 compared to income from operations of $989,000, or 30%, reported for the same period last year.

         Other income was $42,000 as compared to $16,000 for the comparable prior year period.

         The income tax provision of $178,000 for the three months ended September 30, 1999 as compared to $0 for the comparable prior year period is due to the utilization of net operating loss carryforwards, which is offset by an additional reduction in the valuation allowance.

         The Company realized Net Income of $700,000 for the three months ended September 30, 1999 compared to Net Income of $1,005,000 reported for the same period last year. Earnings Per Share, basic and diluted, were $0.06 versus a $0.08 Per Share reported for the comparable prior year period.


Liquidity and Capital Resources
-------------------------------

         Working Capital increased to $6.4 million as compared to $3.2million for the corresponding period of last year. The increase of $3.2 million is primarily due to an increase in cash and marketable securities of $3.7 million offset by a decrease in accounts receivable of $0.5 million and an increase in deferred maintenance revenue of $0.3 million. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company in fiscal 1999 and continued profitability to date in fiscal 2000.

         As of September 30, 1999, Cintech held cash and marketable securities totaling approximately $6.8 million and had no outstanding long-term debt obligations.

         The Company's plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that does not arise from the Company's continuing operations.

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
                    Rights of Security Holders........................................................  N/A

EXHIBIT NO. 10  -   Material Contracts................................................................  *, **

EXHIBIT NO. 11  -   Statement re: Computation of Per Share Earnings ..................................  N/A

EXHIBIT NO. 15  -   Letter on Unaudited Interim Financial Information................................   N/A

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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By: /s/ Diane M. Kamionka                        Date: November 15, 1999
    -------------------------------------
    Diane M. Kamionka
    President and Chief Executive Officer


By: /s/ Michael E. Freese                        Date: November 15, 1999
    -------------------------------------
    Michael E. Freese
    Director of Finance and Administration

INDEPENDENT ACCOUNTANTS' REPORT


To the Directors and Stockholders of
Cintech Tele-Management Systems, Inc.

We have reviewed the accompanying condensed balance sheets of Cintech Tele-Management Systems, Inc. (the "Company") as of September 30, 1999 and 1998 and the related condensed statements of income, stockholders' equity and cash flows for the three months then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of the Company as of June 30, 1999, and the related statement of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 20, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/  Deloitte & Touche  LLP

October 22, 1999

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1999, JUNE 30, 1999 AND SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


                                                        SEPTEMBER 30,                      SEPTEMBER 30,
ASSETS                                                     1999            JUNE 30,           1998
                                                        (UNAUDITED)          1999          (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                    $ 1,069,487      $ 1,500,081      $ 1,701,860
  Marketable securities (Note 2)                          5,735,168        4,864,847        1,384,260
  Accounts receivable, trade - (Net of
    allowance of $35,748, $50,601 and
    $34,211 at September 30, 1999, June 30, 1999,
    and September 30, 1998, respectively) (Note 1)        1,057,688        1,022,153        1,543,144
  Inventory (Note 1)                                         43,899           25,781           69,301
  Prepaid expenses                                           21,756           30,172           37,949
  Refundable income taxes (Note 6)                           72,000
  Deferred income taxes (Note 6)                            328,376          298,960
                                                        -----------      -----------      -----------
           Total current assets                           8,328,374        7,741,994        4,736,514
                                                        -----------      -----------      -----------

FIXED ASSETS (Note 1):
  Equipment                                                 824,321          757,190          693,064
  Furniture and fixtures                                    151,433          151,433          146,592
                                                        -----------      -----------      -----------
           Total                                            975,754          908,623          839,656
  Less accumulated depreciation                            (825,988)        (786,988)        (729,304)
                                                        -----------      -----------      -----------
           Total fixed assets - net                         149,766          121,635          110,352
                                                        -----------      -----------      -----------

DEFERRED INCOME TAXES (Note 6)                              103,294          274,996
SOFTWARE DEVELOPMENT COSTS - Net (Note 1)                   659,156          578,156          265,460
                                                        -----------      -----------      -----------
              Total other assets                            762,450          853,152          265,460
                                                        -----------      -----------      -----------

TOTAL                                                   $ 9,240,590      $ 8,716,781      $ 5,112,326
                                                        ===========      ===========      ===========


                                                         SEPTEMBER 30,                    SEPTEMBER 30,
LIABILITIES AND                                             1999            JUNE 30,          1998
STOCKHOLDERS' EQUITY                                     (UNAUDITED)          1999         (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                      $   368,998      $   270,434      $   400,016
  Accrued liabilities:
    Accrued wages and compensation                          461,385          755,715          376,953
    Accrued income taxes                                                      58,340
    Warranty reserve                                        118,756          119,078          106,106
    Other                                                   156,899          182,610          182,406
  Deferred maintenance revenue (Note 1)                     831,665          728,678          503,567
                                                        -----------      -----------      -----------
           Total current liabilities                      1,937,703        2,114,855        1,569,048
                                                        -----------      -----------      -----------

STOCKHOLDERS' EQUITY (Notes 1, 4, 5):
  Common stock                                            8,994,623        8,993,777        8,982,842
  Contributed capital                                       675,757          675,757          675,757
  Treasury stock                                             (2,290)          (2,290)          (2,290)
  Accumulated deficit                                    (2,365,203)      (3,065,318)      (6,113,031)
                                                        -----------      -----------      -----------
           Total stockholders' equity                     7,302,887        6,601,926        3,543,278
                                                        -----------      -----------      -----------
TOTAL                                                   $ 9,240,590      $ 8,716,781      $ 5,112,326
                                                        ===========      ===========      ===========



See notes to condensed financial statements and independent accountants' report.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                        1999            1998

NET SALES (Note 1)                                   $3,018,948     $3,292,092

COST OF PRODUCTS SOLD (Note 1)                          300,083        385,059

AMORTIZATION OF DEFERRED SOFTWARE DEVELOPMENT
  COSTS (Note 1)                                         46,249         36,000

LICENSING FEES (Note 1)                                 468,642        639,323
                                                     ----------     ----------

GROSS PROFIT                                          2,203,974      2,231,710

RESEARCH AND DEVELOPMENT                                118,799        102,671

SELLING, GENERAL AND ADMINISTRATIVE (Notes 1, 3)      1,249,028      1,140,237
                                                     ----------     ----------

INCOME FROM OPERATIONS                                  836,147        988,802

OTHER INCOME                                             42,169         16,204
                                                     ----------     ----------

INCOME BEFORE INCOME TAX PROVISION                      878,316      1,005,006

INCOME TAX PROVISION (Note 6)                           178,201
                                                     ----------     ----------
NET INCOME                                           $  700,115     $1,005,006
                                                     ----------     ----------

BASIC AND DILUTED EARNINGS
 PER COMMON SHARE (Note 4)                           $     0.06     $     0.08
                                                     ----------     ----------


See notes to condensed financial statements and independent accountants' report.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                              COMMON                                                            TOTAL
                                              STOCK         CONTRIBUTED      TREASURY        ACCUMULATED     STOCKHOLDERS'
                                           NO PAR VALUE       CAPITAL          STOCK           DEFICIT          EQUITY

BALANCE AT JUNE 30, 1998                   $ 8,982,842     $   675,757     $    (2,290)     $(7,118,037)     $ 2,538,272

NET INCOME                                                                                    1,005,006        1,005,006
                                           -----------     -----------     -----------      -----------      -----------

BALANCE AT SEPTEMBER 30, 1998              $ 8,982,842     $   675,757     $    (2,290)     $(6,113,031)     $ 3,543,278
                                           ===========     ===========     ===========      ===========      ===========


BALANCE AT JUNE 30, 1999                   $ 8,993,777     $   675,757     $    (2,290)     $(3,065,318)     $ 6,601,926

STOCK OPTIONS EXERCISED (2,375 shares)             846                                                               846

NET INCOME                                                                                      700,115          700,115
                                           -----------     -----------     -----------      -----------      -----------

BALANCE AT SEPTEMBER 30, 1999              $ 8,994,623     $   675,757     $    (2,290)     $(2,365,203)     $ 7,302,887
                                           ===========     ===========     ===========      ===========      ===========


See notes to condensed financial statements and independent accountants' report.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                      1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   700,115      $ 1,005,006
                                                                  -----------      -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                       39,000           25,500
    Amortization of software development costs                         46,249           36,000
    Deferred income taxes                                             142,286
    Provision for doubtful accounts                                   (14,853)           5,814
    Changes in assets and liabilities:
      Increase in accounts receivable                                 (20,682)         (25,900)
      (Increase) decrease in inventory                                (18,118)          18,171
      Increase in other assets                                        (63,584)          (9,499)
      Increase in accounts payable                                     98,564          198,724
      (Decrease) increase in accrued expenses                        (378,703)          42,159
      Increase in deferred maintenance revenue                        102,987           60,956
                                                                  -----------      -----------
           Total adjustments                                          (66,854)         351,925
                                                                  -----------      -----------
           Net cash provided by operating activities                  633,261        1,356,931
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                  (870,321)        (467,428)
  Purchase of fixed assets                                            (67,131)         (24,999)
  Expenditures for software development costs                        (127,249)         (76,343)
                                                                  -----------      -----------
           Net cash used in investing activities                   (1,064,701)        (568,770)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds from exercise of stock options                                 846                -
                                                                  -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (430,594)         788,161

CASH AND CASH EQUIVALENTS:
  Beginning of period                                               1,500,081          913,699
                                                                  -----------      -----------

  End of period                                                   $ 1,069,487      $ 1,701,860
                                                                  ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION-Taxes paid                     $   166,255      $         -
                                                                  ===========      ===========



See notes to condensed financial statements and independent accountants' report.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999 AND AS OF SEPTEMBER 30, 1999 AND 1998 AND FOR THE THREE-MONTH PERIODS THEN ENDED (INFORMATION RELATED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - The Company develops and markets contact center solutions for small to mid-sized entities, such as departments, branch offices and workgroups, within global enterprises as well as small to mid-sized businesses. In addition to the contact center solutions, the Company also provides services, such as installation, training, project management, consulting and maintenance support.

      BASIS OF PRESENTATION - The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and are expressed in United States dollars. The differences in accounting priciples generally accepted in the United States of America and Canada are described in Note 7. The information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 has not changed materially unless otherwise disclosed herein. Financial information as of June 30, 1999 included in these financial statements has been derived from the audited financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

      REVENUE - Generally, the Company records product and service revenue when the product is shipped and the service is provided. Also, the Company records an estimate of potential future returns of product sold at the time of sale.

      DEFERRED MAINTENANCE REVENUE - The Company sells product maintenance agreements which provide for repair of hardware and no-cost upgrade of software. These agreements normally cover periods ranging from 1-5 years with revenue being recognized on a straight-line basis over the maintenance period.

      WARRANTY RESERVE - At the time of sale, the Company accrues for warranty costs relating to hardware or software replacement or on site support to be provided during the first twelve months following the sale. Costs associated with supporting product under warranty are charged to the reserve instead of current period cost. The reserve is adjusted periodically based upon actual experience.

      DEPRECIATION - Fixed assets are carried at cost. Depreciation is computed using an accelerated method over the following useful lives:

         Equipment                                              5 years
         Furniture and fixtures                                 7 years
         Computer equipment                                     3 years


      INVENTORY - Inventories are valued at the lower of cost or market, with cost being computed using the first-in, first-out method. Inventories consist of:


                                          SEPTEMBER 30,  JUNE 30,  SEPTEMBER 30,
                                              1999          1999        1998

      Literature and other documentation   $ 23,479      $ 14,309    $ 22,146
      Computer hardware                      31,929        21,621      74,599
      Allowance for obsolete inventory      (11,509)      (10,149)    (27,444)
                                           --------      --------    --------

      Total inventory                      $ 43,899      $ 25,781    $ 69,301
                                           ========      ========    ========


      SIGNIFICANT CUSTOMERS - Most of the Company's sales are to distributors in the telephony industry. The Company had sales to major distributors, as follows:

                                    SALES FOR THE THREE-MONTHS ENDED SEPT 30,
                                           1999                    1998
                                   -------------------     -------------------
                                      AMOUNT       %         AMOUNT         %

      Distributor A                $2,043,660     68 %     $2,317,041     70 %
      Distributor B                   356,525     12 %        245,755      8 %
                                   ----------     --       ----------     --

      Total                        $2,400,185     80 %     $2,562,796     78 %
                                   ==========     ==       ==========     ==




      The Company had gross accounts receivable from major distributors, each of which was in excess of 10% of the Company's total accounts receivable, as follows:

                                                                    PERCENT OF
                                                                      GROSS
                                                                     ACCOUNTS
                                                      DISTRIBUTORS  RECEIVABLE
      September 30, 1999                                    2          79 %
      June 30, 1999                                         2          83 %
      September 30, 1998                                    1          71 %


      INTERNATIONAL SALES - The Company had international sales as follows:

                                               SALES FOR THE THREE MONTHS
                                                     SEPTEMBER 30,
                                      -----------------------------------------
                                               1999                 1998
                                      -------------------   -------------------
                                         AMOUNT       %         AMOUNT      %

      Canada                            $ 46,190     2 %      $ 15,355     0 %

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

      Costs capitalized were $127,249 and $76,343 and related amortization was $46,249 and $36,000 for the three-months ended September 30, 1999 and 1998, respectively. The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate.

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

      ACCOUNTING CHANGES - In 1998, the Financial Accounting Standards Board
      (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, which is effective for fiscal year 2001, will have no impact on the Company's reported financial position, result of operations or cash flows.

      The Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1999. There was no impact on the Company's financial statements.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all money market instruments to be cash equivalents.

      RECLASSIFICATION - Certain fiscal 1999 amounts have been reclassified in order to conform to fiscal 2000 presentation.

2.    MARKETABLE SECURITIES

      The Company maintains various investments in federal agency notes which are classified as held-to-maturity and are reported at amortized cost in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All items mature within one year. The cost and market value of the investments are summarized below:


                                                                                NET
                                              AMORTIZED                     UNREALIZED
DESCRIPTION                                     COST          MARKET        GAIN (LOSS)

September 30, 1999 - Federal Agency Notes     $5,735,168     $5,730,615     $   (4,553)
                                              ==========     ==========     ==========

June 30, 1999 - Federal Agency Notes          $4,864,847     $4,858,395     $    6,452
                                              ==========     ==========     ==========

September 30, 1998 - Federal Agency Notes     $1,384,260     $1,384,585     $      325
                                              ==========     ==========     ==========


3.    OPERATING LEASES

      OPERATING LEASES - The Company leases its office facility in Norwood, Ohio. This operating lease, which began in March 1995 and expires in April 2002, calls for escalating lease payments over the term of the lease. The Company records lease expense on a straight-line basis over the life of the lease.

      The annual minimum rent to be paid under the operating lease agreement for the facility in Norwood, Ohio is as follows:

      Period Ending September 30:
        2000                                               $213,750
        2001                                                220,000
        2002                                                128,331


      Rent expense for the leased office space was $73,277 in each of the three month periods ended September 30, 1999 and 1998.

4.    CAPITAL STOCK AND INCOME PER SHARE

      The following schedule is a summary of the Company's shares of capital stock.


                                        AUTHORIZED       ISSUED      OUTSTANDING     TREASURY

      Balance at September 30, 1999     15,000,000     12,305,560     12,303,560       2,000
                                        ==========     ==========     ==========       =====

      Balance at June 30, 1999          15,000,000     12,303,185     12,301,185       2,000
                                        ==========     ==========     ==========       =====

      Balance at September 30, 1998     15,000,000     12,281,751     12,279,751       2,000
                                        ==========     ==========     ==========       =====


      Income per common share was based on the weighted average number of common shares outstanding during each period.

   The Company's basic and diluted earning per share were determined as follows:


                                             THREE-MONTHS ENDED                    THREE-MONTHS ENDED
                                             SEPTEMBER 30, 1999                    SEPTEMBER 30, 1998
                                  --------------------------------------- ---------------------------------------
                                    INCOME        SHARES       PER SHARE    INCOME        SHARES        PER SHARE
                                  (NUMERATOR)  (DENOMINATOR)     AMOUNT   (NUMERATOR)  (DENOMINATOR)      AMOUNT
BASIC EPS

Income available to common
  stockholders                    $  700,115     12,302,893     $   0.06  $1,005,006     12,279,751     $   0.08

EFFECT OF DILUTIVE SECURITIES

Stock options                                       409,357                                 153,110
                                  ----------     ----------     --------  ----------     ----------     --------

DILUTED EPS

Income available to common
  stockholders
  and assumed conversions         $  700,115     12,712,250     $   0.06  $1,005,006     12,432,861     $   0.08
                                  ==========     ==========     ========  ==========     ==========     ========


      Stock options representing 267,988 shares in 1998 were not included in computing diluted earnings per share because their effects were antidilutive.

5.    STOCK OPTION PLAN

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

      The Company has adopted the disclosure only provision of SFAS No. 123 and applies APB Opinion No. 25 in accounting for its stock options. Proforma disclosure reflecting the financial impact of compensation cost for stock option grants made in fiscal years 1999 and 1998, determined using the fair value method consistent with SFAS No. 123, were presented in the footnotes to the 1999 annual report.

6.    INCOME TAXES

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

      Deferred taxes consist of the following:


                                                SEPTEMBER 30,       JUNE 30,      SEPTEMBER 30,
                                                    1999              1999            1998
      Current deferred tax asset:
        Deferred revenue                        $   282,766      $   247,751      $   171,213
        Inventory reserve                             3,913            3,451          289,585
        Accrued compensation                          8,044            8,044            8,197
        Reserves not currently deductible            12,154           17,204           11,632
        Accrued rent                                 21,499           22,510           25,543
                                                -----------      -----------      -----------
                 Total                              328,376          298,960          506,170
        Less valuation allowance                                                     (506,170)
                                                -----------      -----------      -----------
      Net                                       $   328,376      $   298,960      $         -
                                                ===========      ===========      ===========

      Non-current deferred tax asset:
        Net operating loss carryforward         $   510,712      $   815,977      $ 1,674,180
        Research and development credits            206,675          201,125          184,425
        Alternative minimum tax credit               73,147           63,581
                                                -----------      -----------      -----------
                 Total                              790,534        1,080,683        1,858,605
      Non-current deferred tax liability:
        Deferred software development costs        (224,113)        (196,573)         (90,256)
                                                -----------      -----------      -----------
        Net non-current deferred tax asset          566,421          884,110        1,768,349
        Less valuation allowance                   (463,127)        (609,114)      (1,768,349)
                                                -----------      -----------      -----------

      Net                                       $   103,294      $   274,996      $         -
                                                ===========      ===========      ===========




      The provision for income taxes for the three-months ended September 30, 1999 and 1998 consists of the following:


                                                               1999            1998

      Current provision                                     $  35,915       $      -
      Deferred provision                                      288,273        347,579
                                                            ---------       --------
                 Total                                        324,188        347,579
      Decrease in the valuation allowance                    (145,987)      (347,579)
                                                            ---------       --------

      Income tax provision                                  $ 178,201       $      -
                                                            =========       ========


      The primary differences between the statutory rate for federal income tax and the effective income tax rate are the utilization of net operating losses to offset current income and the change in the valuation allowance. At September 30, 1999, the Company has net operating loss carryforwards of approximately $1,500,000 for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2009 and continuing through 2013. Also at September 30, 1999, for U.S. Federal tax purposes, the Company has research and development credit carryforwards available to offset future income taxes of approximately $207,000 which will begin to expire in 2000.

      In 2000, the valuation allowance was reduced to $463,127 based on the present and expected future profitability of the Company.

7. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP AND U.S. GAAP")

      These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      During the periods ended September 30, 1999 and 1998, differences between Canadian GAAP and U.S. GAAP arose as a result of depreciation. For U.S. GAAP purposes, furniture and fixtures, equipment, and computer equipment are depreciated over useful lives of seven, five, and three years, respectively, using an accelerated method. For Canadian GAAP purposes, furniture and fixtures, equipment, and computer equipment are to be depreciated over useful lives of five, three, and three years, respectively, using a straight-line method. The difference in methodology results in a reported U.S. GAAP net income in excess of Canadian GAAP of $2,104 and $6,517 for the periods ended September 30, 1999 and 1998, respectively. The difference does not have a material effect on the earnings per share calculation for either period.




                                  * * * * * *