Form 10QSB
period 1999-12-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 2000-02-14
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999


         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
               For the transition period from __________________ to ____________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              OHIO                                        31-1200684
              ------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                   2100 SHERMAN AVENUE, CINCINNATI, OHIO 45212
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                              --------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,310,016 Shares of Common Stock as of December 31, 1999.

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


RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

         Sales for the three months ended December 31, 1999 were $3,835,000 compared to $2,225,000 for the same period last year. The $1,610,000 or 72%, increase in sales is due to a 96% increase in ACD revenue and a 65% increase in services revenue, offset by a 24% decrease in other CTI software revenue.

         Gross profit of $2,719,000 was $1,098,000, or 68%, higher than the corresponding period of last year. This increase in gross profit is a direct result of the increase in sales volume. Gross profit as a percentage of sales was 71% or 2% lower than that experienced during the same period of the prior year.

         Research and development costs of $158,000 were $65,000, or 69%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,531,000 were $353,000, or 30%, higher than the comparable prior year period.

         The Company realized income from operations of $1,030,000, or 27%, for the three months ended December 31, 1999 compared to income from operations of $350,000, or 16%, reported for the same period last year.

         Other income was $84,000 as compared to $27,000 for the comparable prior year period.


         The income tax provision of $287,000 for the three months ended December 31, 1999 as compared to $0 for the comparable prior year period is due to taxable income exceeding net operating loss carryforwards available for federal tax purposes.
                                        2

         The Company realized Net Income of $828,000 for the three months ended December 31, 1999 compared to Net Income of $377,000 reported for the same period last year. Earnings Per Share, basic and diluted, were $0.07 and $0.06 respectively, versus a $0.03 Per Share, basic and diluted, reported for the comparable prior year period.


         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

         Sales for the six months ended December 31, 1999 were $6,854,000 compared to $5,518,000 for the same period last year. The $1,336,000 or 24%, increase in sales is due to a 28% increase in ACD revenue and a 39% increase in services revenue, offset by an 18% decrease in other CTI software revenue.

         Gross profit of $4,923,000 was $1,071,000, or 28%, higher than the corresponding period of last year. This increase in gross profit is a direct result of the increase in sales volume. Gross profit as a percentage of sales was 72% or 2% higher than that experienced during the same period of the prior year.

         Research and development costs of $277,000 were $81,000, or 41%, higher than the comparable prior year period. Selling, general and administrative expenses of $2,780,000 were $462,000, or 20%, higher than the comparable prior year period.

         The Company realized income from operations of $1,867,000, or 27%, for the six months ended December 31, 1999 compared to income from operations of $1,338,000, or 24%, reported for the same period last year.

         Other income was $126,000 as compared to $44,000 for the comparable prior year period.

         The income tax provision of $465,000 for the six months ended December 31, 1999 as compared to $0 for the comparable prior year period is due to taxable income exceeding net operating loss carryforwards available for federal tax purposes.

         The Company realized Net Income of $1,528,000 for the six months ended December 31, 1999 compared to Net Income of $1,382,000 reported for the same period last year. Earnings Per Share, basic and diluted, were $0.12 versus a $0.11 Per Share reported for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital increased to $7.3 million as compared to $3.3 million for the corresponding period of last year. The increase of $4.0 million is primarily due to increases in cash and marketable securities of $3.5 million, accounts receivable of $0.6 million and deferred income taxes of $0.4 million, which were offset by increases in deferred maintenance revenue of $0.5 million and accrued wages and compensation of $0.2 million. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company in fiscal 1999 and continued profitability to date in fiscal 2000.

         As of December 31, 1999, Cintech held cash and marketable securities totaling approximately $8.1 million and had no outstanding long-term debt obligations.


         The Company's plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that does not arise from the Company's continuing operations.


YEAR 2000 COMPLIANCE

          The Company has not experienced and does not anticipate experiencing any significant Year 2000 problems related to its internal operating systems. The costs for Year 2000 problems, which was less than $20,000, was funded through operating cash flows of prior periods. The Company believes that no significant future costs will be incurred to address the Year 2000 issue.

          The Company has evaluated all of its products for Year 2000 readiness. The evaluation included comprehensive testing of the capability of its products to handle the transition to and operate in the Year 2000. The Company has not experienced and does not anticipate experiencing any significant Year 2000 problems with its products. Additional information regarding the Year 2000 readiness of the Company's products or services is available through the Company's website: www.cintech-cti.com.

          In addition, the Company has not experienced and does not anticipate experiencing any significant Year 2000 problems related to its significant suppliers and customers.

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


CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:    /s/ Diane M. Kamionka                            Date: February 14, 2000
       ---------------------------------
       Diane M. Kamionka
       President and Chief Executive Officer


By:    /s/ Michael E. Freese                            Date: February 14, 2000
       ----------------------------------
       Michael E. Freese
       Director of Finance and Administration

INDEPENDENT ACCOUNTANTS' REPORT


To the Directors of
  Cintech Tele-Management Systems, Inc.

We have reviewed the accompanying condensed balance sheets of Cintech Tele-Management Systems, Inc. (the "Company") as of December 31, 1999 and 1998 and the related condensed statements of income, stockholders' equity and cash flows for the three months and six months then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of June 30, 1999, and the related statement of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 20, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/    Deloitte & Touche  LLP

January 28, 2000



CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 1999, JUNE 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------
                                                    DECEMBER 31,                   DECEMBER 31,
ASSETS                                                  1999          June 30,         1998
                                                     (UNAUDITED)        1999       (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                  $  1,317,733    $ 1,500,081    $ 1,197,730
  Marketable securities (Note 2)                         6,733,299      4,864,847      3,318,562
  Accounts receivable, trade - (Net of
    allowance of $86,086, $50,601 and
    $92,468 at December 31, 1999, June 30, 1999,
     and December 31, 1998, respectively) (Note 1)       1,024,001      1,022,153        461,132
  Inventory (Note 1)                                        42,872         25,781         57,519

  Prepaid expenses                                          30,518         30,172         20,885

  Refundable income taxes (Note 6)                          43,284
  Deferred income taxes (Note 6)                           420,829        298,960
                                                       -----------    -----------    -----------
           Total current assets                          9,612,536      7,741,994      5,055,828
                                                       -----------    -----------    -----------

FIXED ASSETS (Note 1):
  Equipment                                                886,279        757,190        698,925
  Furniture and fixtures                                   151,433        151,433        146,592
                                                       -----------    -----------    -----------
           Total                                         1,037,712        908,623        845,517
  Less accumulated depreciation                           (864,988)      (786,988)      (752,594)
                                                       -----------    -----------    -----------
           Total fixed assets - net                        172,724        121,635         92,923
                                                       -----------    -----------    -----------

SOFTWARE DEVELOPMENT COSTS-Net (Note 1)                    763,341        578,156        482,151
DEFERRED INCOME TAXES (Note 6)                                            274,996
                                                       -----------    -----------    -----------
           Total other assets                              763,341        853,152        482,151
                                                       -----------    -----------    -----------

TOTAL                                                 $ 10,548,601    $ 8,716,781    $ 5,630,902
                                                      ============    ===========    ===========





CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED BALANCE SHEETS
DECEMBER 31, 1999, JUNE 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------
                                              DECEMBER 31,                    DECEMBER 31,
  LIABILITIES AND                               1999          June 30,          1998
  STOCKHOLDERS' EQUITY                       (UNAUDITED)        1999         (UNAUDITED)

  CURRENT LIABILITIES:
    Accounts payable                             $ 268,518       $ 270,434       $ 476,650
    Accrued liabilities:
      Accrued wages and compensation               580,602         755,715         362,210
      Accrued income taxes                                          58,340
      Warranty reserve                             137,240         119,078         108,695
      Other                                        164,716         182,610         192,416
    Deferred maintenance revenue (Note 1)        1,116,828         728,678         567,323
                                                ----------      ----------      ----------
             Total current liabilities           2,267,904       2,114,855       1,707,294
                                                ----------      ----------      ----------



   DEFERRED INCOME TAXES (Note 6)                  145,490
                                                ----------      ----------      ----------

  STOCKHOLDERS' EQUITY (Notes 1, 4, 5):
    Common stock                                 8,999,210       8,993,777       8,986,122
    Contributed capital                            675,757         675,757         675,757

    Treasury stock                                  (2,290)         (2,290)         (2,290)
    Accumulated deficit                         (1,537,470)     (3,065,318)     (5,735,981)
                                                ----------      ----------      ----------
              Total stockholders' equity         8,135,207       6,601,926       3,923,608

                                                ----------      ----------      ----------

   TOTAL                                      $ 10,548,601     $ 8,716,781     $ 5,630,902
                                              ============     ===========     ===========


See notes to condensed financial statements and independent accountants' report.


CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS AND SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                              FOR THE THREE-MONTHS ENDED                 FOR THE SIX-MONTHS ENDED
                                                     DECEMBER 31,                            DECEMBER 31,
                                              ---------------------------------------  ---------------------------------
                                               1999              1998                   1999               1998

NET SALES (Note 1)                              $3,834,703        $2,225,468             $6,853,651         $5,517,560

COST OF PRODUCTS SOLD (Note 1)                     372,164           315,512                672,247            700,571

AMORTIZATION OF DEFERRED
  SOFTWARE DEVELOPMENT
  COSTS (Note 1)                                    60,000            36,000                106,249             72,000

LICENSING FEES (Note 1)                            683,452           253,185              1,152,094            892,508
                                                ----------        ----------             ----------         ----------

GROSS PROFIT                                     2,719,087         1,620,771              4,923,061          3,852,481

RESEARCH AND DEVELOPMENT                           157,840            93,312                276,639            195,983

SELLING, GENERAL AND
  ADMINISTRATIVE (Notes 1, 3)                    1,530,837         1,177,847              2,779,865          2,318,084
                                                ----------       -----------             ----------         ----------

INCOME FROM OPERATIONS                           1,030,410           349,612              1,866,557          1,338,414

OTHER INCOME                                        83,870            27,438                126,039             43,642
                                                ----------       -----------             ----------         ----------

INCOME BEFORE INCOME TAX
PROVISION                                        1,114,280           377,050              1,992,596          1,382,056

INCOME TAX PROVISION (Note 6)                      286,547                                  464,748
                                                ----------        ----------            -----------         ----------

NET INCOME                                      $  827,733        $  377,050             $1,527,848         $1,382,056
                                                ==========        ==========             ==========         ==========

BASIC EARNINGS
  PER COMMON SHARE (Note 4)                        $  0.07           $  0.03                $  0.12            $  0.11
                                                ==========        ==========             ==========         ==========

DILUTED EARNINGS
  PER COMMON SHARE (Note 4)                        $  0.06           $  0.03                $  0.12            $  0.11
                                                ==========        ==========             ==========         ==========


See notes to condensed financial statements and independent accountants' report.


CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                    COMMON                                                                TOTAL
                                                    STOCK            CONTRIBUTED     TREASURY        ACCUMULATED       STOCKHOLDERS'
                                                  NO PAR VALUE         CAPITAL         STOCK           DEFICIT            EQUITY

BALANCE AT JUNE 30, 1998                           $8,982,842          $675,757        $(2,290)       $(7,118,037)       $2,538,272

STOCK OPTIONS EXERCISED (11,312 shares)                 3,280                                                                 3,280

NET INCOME                                                                                              1,382,056         1,382,056
                                                   -----------         ---------       ---------      -----------        ----------

BALANCE AT DECEMBER 31, 1998                       $8,986,122          $675,757        $(2,290)       $(5,735,981)       $3,923,608
                                                   ===========         =========       =========      =============      ==========


BALANCE AT JUNE 30, 1999                           $8,993,777          $675,757        $(2,290)       $(3,065,318)       $6,601,926

STOCK OPTIONS EXERCISED (8,831 shares)                  5,433                                                                 5,433

NET INCOME                                                                                              1,527,848         1,527,848
                                                   -----------         ---------       ---------      -----------        ----------

BALANCE AT DECEMBER 31, 1999                       $8,999,210          $675,757        $(2,290)       $(1,537,470)       $8,135,207
                                                   ===========         =========       =========      =============      ==========

See notes to condensed financial statements and independent accountants' report.


CINTECH TELE-MANAGEMENT SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------

                                                                                            1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 1,527,848       $ 1,382,056
                                                                                            ------------      -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                 78,000            48,790
    Amortization of software development costs                                                  106,249            72,000
    Deferred income taxes                                                                       298,617
    Provision for doubtful accounts                                                              35,485            64,071
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                                (37,333)          997,855
      (Increase) decrease in inventory                                                          (17,091)           29,953
      (Increase) decrease in other assets                                                       (43,630)            7,565
      (Decrease) increase in accounts payable                                                    (1,916)          275,358
      (Decrease) increase in accrued expenses                                                  (233,185)           40,015
      Increase in deferred maintenance revenue                                                  388,150           124,712
                                                                                            ------------      -----------
           Total adjustments                                                                    573,346         1,660,319
                                                                                            ------------      -----------
           Net cash provided by operating activities                                          2,101,194         3,042,375
                                                                                            ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                          (1,868,452)       (2,401,730)
  Purchase of fixed assets                                                                     (129,089)          (30,860)
  Expenditures for software development costs                                                  (291,434)         (329,034)
                                                                                            ------------      -----------
           Net cash used in investing activities                                             (2,288,975)       (2,761,624)
                                                                                            ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                         5,433             3,280
                                                                                            ------------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                                  (182,348)          284,031

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                         1,500,081           913,699
                                                                                            ------------      -----------

  End of period                                                                             $ 1,317,733       $ 1,197,730
                                                                                            ============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION-Taxes paid                                                 $ 267,755
                                                                                            ============

See notes to condensed financial statements and independent accountants' report.

CINTECH TELE-MANAGEMENT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 1999 AND AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS THEN ENDED (INFORMATION RELATED TO THE THREE AND SIX-MONTHS ENDED DECEMBER 31, 1999 AND 1998 IS UNAUDITED)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - The Company develops and markets contact center solutions for small- to mid-size entities, such as departments, branch offices and workgroups, within global enterprises as well as small- to mid-size businesses. In addition to the contact center solutions, the Company also provides services, such as installation, training, project management, consulting and maintenance support.

      BASIS OF PRESENTATION - The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and are expressed in United States dollars. The differences in accounting principles generally accepted in the United States of America and Canada are described in Note 7. The information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 has not changed materially unless otherwise disclosed herein. Financial information as of June 30, 1999 included in these condensed financial statements has been derived from the audited financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

      DEPRECIATION - Fixed assets are carried at cost. Depreciation is computed using an accelerated method over the following useful lives:

         Equipment                         5 years
         Furniture and fixtures            7 years
         Computer equipment                3 years


      INVENTORY - Inventories are valued at the lower of cost or market, with cost being computed using the first-in, first-out method. Inventories consist of:


                                                                      DECEMBER 31,     JUNE 30,      DECEMBER 31,
                                                                         1999           1999             1998

Literature and other documentation                                     $ 29,175        $ 14,309       $ 18,650
Computer hardware                                                        27,378          21,621         70,308
Allowance for obsolete inventory                                        (13,681)        (10,149)       (31,439)
                                                                       --------        --------       --------

Total inventory                                                        $ 42,872        $ 25,781       $ 57,519
                                                                       ========        ========       ========



      SIGNIFICANT CUSTOMERS - Most of the Company's sales are to distributors in the telephony industry. The Company had sales to major distributors, as follows:


                             SALES FOR THE THREE-MONTHS ENDED DEC 31,     SALES FOR THE SIX-MONTHS ENDED DEC 31,
                                    1999                 1998                  1999                  1998
                             -------------------- --------------------  -------------------  --------------------
                                Amount      %        Amount      %         Amount      %        Amount      %

Distributor A                  $2,689,022     70 % $ 1,277,103    57 %    $4,732,682   69 %    $3,594,144    65 %
Distributor B                     483,807     13 %     234,010    11 %       840,332   12 %       479,765     9 %
                               ----------     ---- -----------    ----    ----------   ----    ----------    ----

Total                          $3,172,829     83 %  $1,511,113    68 %    $5,573,014   81 %    $4,073,909    74 %
                               ==========     ==== ===========    ====    ==========   ====    ==========    ====



The Company had gross accounts receivable from major distributors, each of which was in excess of 10% of the Company's total accounts receivable, as follows:


                                                           PERCENT OF
                                                             GROSS
                                                            ACCOUNTS
                                             DISTRIBUTORS  RECEIVABLE
December 31, 1999                                      2         71 %
June 30, 1999                                          2         83 %
December 31, 1998                                      2         65 %

      INTERNATIONAL SALES - The Company had international sales as follows:


                SALES FOR THE THREE-MONTHS                           SALES FOR THE SIX-MONTHS
                     Ended December 31,                                  Ended December 31,
           -------------------------------------------------   ---------------------------------------------------
                    1999                      1998                      1999                       1998
           ------------------------  -----------------------   ------------------------  -------------------------
            AMOUNT          %           AMOUNT        %           AMOUNT         %          AMOUNT         %

Canada        $ 44,083      1 %         $ 16,008      1 %        $ 90,273        1 %       $ 31,363        1 %
Other                                      1,519        %                          %          1,519          %
              --------      ---         --------      ---        --------        ----      --------        ----

Total         $ 44,083      1 %         $ 17,527      1 %        $ 90,273        1 %       $ 32,882        1 %
              ========      ===         ========      ===        ========        ===       ========        ====



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

      Costs capitalized were $164,185 and $252,691 and related amortization was $60,000 and $36,000 for the three-months ended December 31, 1999 and 1998, respectively. Costs capitalized were $291,434 and $329,034 and related amortization was $106,249 and $72,000 for the six-months ended December 31, 1999 and 1998, respectively. The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate.

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

2.    MARKETABLE SECURITIES

      The Company maintains various investments in federal agency notes which are classified as held-to-maturity and are reported at amortized cost in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All items mature within one year. The cost and market value of the investments are summarized below:


                                                                                                      NET
                                                                AMORTIZED                          UNREALIZED
DESCRIPTION                                                       COST             MARKET          GAIN (LOSS)

December 31, 1999 - Federal Agency Notes                       $ 6,733,299       $ 6,730,870         $(2,429)
                                                               ===========       ===========        ========

June 30, 1999 - Federal Agency Notes                           $ 4,864,847       $ 4,858,395         $(6,452)
                                                               ===========       ===========        ========

December 31, 1998 - Federal Agency Notes                       $ 3,318,562       $ 3,318,155          $ (407)
                                                               ===========       ===========         =======

3.    OPERATING LEASES

      OPERATING LEASES - The Company leases its office facility in Norwood, Ohio. This operating lease, which began in March 1995 and expires in April 2002, calls for escalating lease payments over the term of the lease. The Company records lease expense on a straight-line basis over the life of the lease.

      The annual minimum rent to be paid under the operating lease agreement for the facility in Norwood, Ohio is as follows:


Period Ending December 31:
  2000                                                                                             217,500
  2001                                                                                             220,000
  2002                                                                                              73,332

      Rent expense for the leased office space was $73,277 in each of the three-month periods ended December 31, 1999 and 1998. Rent expense for the leased office space was $146,553 in each of the six-month periods ended December 31, 1999 and 1998.

4.    CAPITAL STOCK AND INCOME PER SHARE

      The following schedule is a summary of the Company's shares of capital stock.


                                                                            COMMON                              IN
                                                        AUTHORIZED          ISSUED          OUTSTANDING      TREASURY

Balance at December 31, 1999                            15,000,000        12,312,016        12,310,016        2,000
                                                        ===========       ===========       ===========       =====

Balance at June 30, 1999                                15,000,000        12,303,185        12,301,185        2,000
                                                        ===========       ===========       ===========       =====

Balance at December 31, 1998                            15,000,000        12,293,063        12,291,063        2,000
                                                        ===========       ===========       ===========       =====

      Income per common share was based on the weighted average number of common shares outstanding during each period.

      The Company's basic and diluted earning per share were determined as follows:

                                           THREE-MONTHS ENDED                      THREE-MONTHS ENDED
                                            DECEMBER 31, 1999                       DECEMBER 31, 1998
                                 --------------------------------------  --------------------------------------
                                    INCOME        SHARES     PER SHARE      INCOME        SHARES     PER SHARE
                                  (NUMERATOR)  (DENOMINATOR)  AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT

BASIC EPS

Income available to
  common stockholders                $ 827,733    12,305,712    $ 0.07       $ 377,050    12,291,063    $ 0.03

EFFECT OF DILUTIVE SECURITIES

Stock options                                        708,966                                 318,650
                                     ----------   ----------    -------      ---------    ----------    ------

DILUTED EPS

Income available to
  common stockholders
  and assumed conversions            $ 827,733    13,014,678    $ 0.06       $ 377,050    12,609,713    $ 0.03
                                     ==========   ===========   =======      ==========   ===========   ======


                                           SIX-MONTHS ENDED                        SIX-MONTHS ENDED
                                           DECEMBER 31, 1999                       DECEMBER 31, 1998
                                 --------------------------------------  --------------------------------------
                                    INCOME        SHARES     PER SHARE      INCOME        SHARES     PER SHARE
                                  (NUMERATOR)  (DENOMINATOR)  AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT

BASIC EPS

Income available to
  common stockholders              $ 1,527,848    12,304,303    $ 0.12     $ 1,382,056    12,291,063    $ 0.11

EFFECT OF DILUTIVE SECURITIES

Stock options                                        595,034                                 233,466
                                     ----------   ----------    -------      ---------    ----------    ------

DILUTED EPS

Income available to
  common stockholders
  and assumed conversions          $ 1,527,848    12,899,337    $ 0.12     $ 1,382,056    12,524,529    $ 0.11
                                   ============   ===========   =======    ============   ===========   ======


        Stock options representing 150,000 shares and 369,015 shares for the three-months ended December 31, 1998 and the six-months ended December 31, 1998, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

5.    STOCK OPTION PLAN

      During 1994, the Board of Directors approved a plan providing for the granting, to employees, options for the purchase of a maximum of 1,500,000 shares of common stock. In 1996, the plan was amended to provide for non-employee eligibility. In 1999, the plan was amended and restated to include in one document all previous amendments and other non-material changes designed to improve the operation of the plan and to reserve an additional 1,000,000 shares for issuance under the plan. Excluding the options granted in February 1994, all options have been granted at an exercise price equal to the fair market value at the date of grant and become exercisable equally over a period ranging from one to four years. The February 1994 options were granted at a price below fair market value at the date of grant and were subsequently adjusted to market. The 1994 options granted became exercisable equally over a two-year period. All options expire at the end of ten years from the date of grant or are subject to the performance provisions of specific grants.

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

      Deferred taxes consist of the following:


                                                                DECEMBER 31,         JUNE 30,         DECEMBER 31,
                                                                   1999                1999               1998

Current deferred tax asset - Deferred revenue
  and other                                                      $ 420,829          $  298,960         $  548,002
  Less valuation allowance                                                                               (548,002)
                                                                 ---------          ----------         ----------

Net                                                              $ 420,829          $  298,960         $        -
                                                                 =========          ==========         ==========

Non-current deferred tax asset - Carryforwards
  and credits                                                    $ 458,436          $1,080,683         $1,731,112
Non-current deferred tax liability - Deferred
  software development costs and other                            (388,496)           (196,573)          (129,931)
                                                                 ---------          ----------         ----------
  Net non-current deferred tax asset                                69,940             884,110          1,601,181
  Less valuation allowance                                        (215,430)           (609,114)        (1,601,181)
                                                                 ---------          ----------         ----------

Net                                                              $(145,490)         $  274,996         $        -
                                                                 =========          ==========         ==========


      The provision for income taxes for the three-months and six-months ended December 31, 1999 and 1998 consists of the following:

                                                         FOR THE THREE-MONTHS                FOR THE SIX-MONTHS
                                                          ENDED DECEMBER 31,                 ENDED DECEMBER 31,
                                                      ---------------------------       --------------------------
                                                         1999             1998             1999              1998

Current provision                                      $ 130,216         $      -       $ 166,131        $       -
Deferred provision                                       404,028          125,385         692,301          472,915
                                                       ---------         --------       ---------        ---------

           Total                                         534,244          125,385         858,432          472,915
Decrease in the valuation allowance                     (247,697)        (125,385)       (393,684)        (472,915)
                                                       ---------         --------       ---------        ---------

Income tax expense                                     $ 286,547         $      -       $ 464,748        $       -
                                                       =========         ========       =========        =========


      The primary differences between the statutory rate for federal income tax and the effective income tax rate are the utilization of net operating losses to offset current income and the change in the valuation allowance. At December 31, 1999, the Company has state net operating loss carryforwards, research and development credit carryforwards and alternative minimum tax credits available to offset future income taxes.

7. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP AND U.S. GAAP")

      These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      During the periods ended December 31, 1999 and 1998, differences between Canadian GAAP and U.S. GAAP arose as a result of depreciation. For U.S. GAAP purposes, furniture and fixtures, equipment, and computer equipment are depreciated over useful lives of seven, five, and three years, respectively, using an accelerated method. For Canadian GAAP purposes, furniture and fixtures, equipment, and computer equipment are to be depreciated over useful lives of five, three, and three years, respectively, using a straight-line method. The difference in methodology results in a reported U.S. GAAP net income in excess of Canadian GAAP of $23,839 and $11,417 for the periods ended December 31, 1999 and 1998, respectively. The difference does not have a material effect on the earnings per share calculation for either period.



                                   * * * * * *