Form 10QSB
period 2000-03-31
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 2000-05-15
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ______________ to ________________



                      CINTECH TELE-MANAGEMENT SYSTEMS, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            OHIO                                              31-1200684
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                 --------------
                           (Issuer's telephone number)

                                 ____________N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,320,889 SHARES OF COMMON STOCK AS OF MARCH 31, 2000.

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


RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Sales for the three months ended March 31, 2000 were $2,823,000 compared to $2,979,000 for the same period last year. The $156,000 or 5%, decrease in sales is due to a 19% decrease in ACD revenue and a 7% decrease in other CTI software revenue, offset by a 71% increase in services revenue.

         Gross profit of $2,140,000 was $84,000, or 4%, higher than the corresponding period of last year. Gross profit as a percentage of sales was 76% or 7% higher than that experienced during the same period of the prior year.

         Research and development costs of $190,000 were $91,000, or 92%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,421,000 were $133,000, or 10%, higher than the comparable prior year period.

         The Company realized income from operations of $528,000, or 19%, for the three months ended March 31, 2000 compared to income from operations of $668,000, or 22%, reported for the same period last year.

         Other income was $103,000 as compared to $34,000 for the comparable prior year period.

         The income tax provision of $126,000 for the three months ended March 31, 2000 as compared to $69,000 for the comparable prior year period is due to taxable income exceeding net operating loss carryforwards available for Federal tax purposes.

         The Company realized Net Income of $505,000 for the three months ended March 31, 2000 compared to Net Income of $633,000 reported for the same period last year. Earnings Per Share, basic and diluted, were $0.04, versus $0.05 per share, reported for the comparable prior year period.

         FOR THE NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

         Sales for the nine months ended March 31, 2000 were $9,676,000 compared to $8,496,000 for the same period last year. The $1,180,000 or 14%, increase in sales is due to a 10% increase in ACD revenue and a 49% increase in services revenue, offset by an 15% decrease in other CTI software revenue.

         Gross profit of $7,063,000 was $1,155,000, or 20%, higher than the corresponding period of last year. This increase in gross profit is a direct result of the increase in sales volume. Gross profit as a percentage of sales was 73% or 3% higher than that experienced during the same period of the prior year.

         Research and development costs of $467,000 were $172,000, or 58%, higher than the comparable prior year period. Selling, general and administrative expenses of $4,201,000 were $595,000, or 16%, higher than the comparable prior year period.

         The Company realized income from operations of $2,395,000, or 25%, for the nine months ended March 31, 2000 compared to income from operations of $2,007,000, or 24%, reported for the same period last year.

         Other income was $229,000 as compared to $77,000 for the comparable prior year period.

         The income tax provision of $591,000 for the nine months ended March 31, 2000 as compared to $69,000 for the comparable prior year period is due to taxable income exceeding net operating loss carryforwards available for Federal tax purposes.

         The Company realized Net Income of $2,032,000 for the nine months ended March 31, 2000 compared to Net Income of $2,015,000 reported for the same period last year. Earnings Per Share, basic and diluted, were $0.17 and $0.16 respectively, versus $0.16 per share, basic and diluted, reported for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital increased to $7.4 million as compared to $3.9 million for the corresponding period of last year. The increase of $3.5 million is primarily due to increases in cash and marketable securities of $3.5 million and deferred income taxes of $0.4 million, which were offset by a decrease in accounts receivable of $0.4 million and an increase in deferred maintenance revenue of $0.3 million. The increases in cash and marketable securities reflect the increase in sales volume and profitability experienced by the Company in fiscal 1999 and continued profitability to date in fiscal 2000.

         As of March 31, 2000, the Company held cash and marketable securities totaling approximately $8.6 million and had no outstanding long-term debt obligations.

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

                          PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                The following Exhibits are required by Item 601 of Regulation S-B:

                                                                           PAGE


EXHIBIT NO. 2 -        Plan of Acquisition, Reorganization, Arrangement,
                       Liquidation, or Succession...........................N/A

EXHIBIT NO. 3 -        (I) Articles of Incorporation, (ii) By-laws ...........*

EXHIBIT NO. 4 -        Instruments Defining
                       Rights of Security Holders...........................N/A

EXHIBIT NO. 10 -       Material Contracts.................................*, **

EXHIBIT NO. 11 -       Statement re: Computation of Per Share Earnings .....N/A

EXHIBIT NO. 15 -       Letter on Unaudited Interim Financial Information....N/A

EXHIBIT NO. 18 -       Letter on Change in Accounting Principles............N/A

EXHIBIT NO. 19 -       Reports Furnished to Security-Holders................N/A

EXHIBIT NO. 22 -       Published Report Regarding Matters Submitted to
                       Vote ................................................N/A

EXHIBIT NO. 23 -       Consent of Experts and Counsel.......................N/A

EXHIBIT NO. 24 -       Power of Attorney....................................N/A

EXHIBIT NO. 99 -       Additional Exhibits..................................N/A



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

CINTECH TELE-MANAGEMENT SYSTEMS, INC.


By:  /s/ Diane M. Kamionka                              Date: May 15, 2000
     --------------------------------------
     Diane M. Kamionka
     President and Chief Executive Officer


By:  /s/ Michael E. Freese                              Date: May 15, 2000
     -------------------------------------
     Michael E. Freese
     Director of Finance and Administration