Form 10KSB40
period 2000-06-30
CINTECH TELE MANAGEMENT SYSTEMS INC
filed 2000-09-28
CIK 926038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                              ---------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------

                     For the Fiscal Year Ended June 30, 2000

                           Commission File No. 0-24448
                                               -------

                     CINTECH TELE-MANAGEMENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Ohio                                          31-1200684
         ----                                          ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


           2100 Sherman Avenue
             Cincinnati, Ohio                            45212
             ----------------                            -----
  (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 513-731-6000

                              --------------------

        Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:

                                      None

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B (Sec. 228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

         All amounts specified in this Annual Report are in U.S. Dollars, unless otherwise specified herein.

         The registrant's revenues as of June 30, 2000 were $12,619,503.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2000 was $10,138,238.

         The outstanding voting securities of the registrant at the close of business on June 30, 2000 were 12,323,328 shares of Common Stock without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                  Document                                  Part
                  --------                                  ----

         A.       Registration Statement on                 Parts I, II and III
                  Form 10-SB (Release No.
                  34-32231), as amended, filed
                  June 27, 1994


         B.       Proxy Statement                           Parts II and III
                  Filed on or about September 23, 2000

                                     PART I

                              CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Cintech Tele-Management Systems, Inc., dba Cintech Solutions, Inc. (the "Company" or "Cintech") or statements made by its directors, officers or employees may contain "forward-looking" information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors, which could cause actual results, or events to differ materially from those anticipated by the forward-looking statements. Such factors, include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, and the Company's ability to penetrate additional markets and manage operations related to additional markets. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues, which the Company might face.

Item 1.   Description of Business.
-------   ------------------------

Cintech was incorporated by means of Articles of Incorporation filed under the laws of the State of Ohio on March 20, 1987. The Company has operated continuously since that time and grown through internal development of an array of computer software products. The Company has not experienced any bankruptcy or similar proceedings, nor has it been involved in any merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's shares are registered on the Toronto Stock Exchange
(TSE) and are traded under the symbol CTM.

Cintech creates Internet technology solutions exclusively for small to mid-size entities within the Fortune 1000 and small to mid-size businesses to manage and analyze interactions with their customers, partners and associates for improved relationships and informed decisions. Cintech applications range from voice-centric call center solutions to virtual, multi-channel e-contact center solutions -- all targeted to the small to mid-size entity within an organization, such as departments, branch offices and remote sites.

Cintech is the market share leader for its voice-centric call center solutions targeted to small and mid-size entities, with more than 9,000 North American shipments. The company partners with IBM, Nortel Networks and other technology leaders.

Cintech's newest solution, NetVIA, is the first virtual e-contact center designed exclusively for small to mid-size entities. NetVIA unifies all voice, email and Web interactions for more effective communications and management information. It connects resources located anywhere to create a virtual, networked e-contact center. NetVIA maximizes the potential of e-business for small to mid-size entities by empowering communication anytime, anywhere, in any way. NetVIA was announced in November 1999 and will be commercially available in September 2000.

Cintech's strategy is to further develop and maintain its leadership position as a provider of call center/contact center solutions to small and mid-size entities within an enterprise. The key element of its strategy is to utilize the technology of NetVIA as a means to expand in several areas:

         - Build on its North American leadership position within the global market.

         - Develop strategic partnerships for distribution and technology integration that enable the Company to create practical solutions for the small to mid-size contact center.

Customers of Cintech's call center software applications range from Fortune 1000 companies through entrepreneurial start-ups. Some of the Company's customers include American Express, Bank of America, Borders Bookstores, Budget Rent-a-Car, Carlson Wagonlit Travel, Chrysler Corporation, Johnson & Johnson, Merrill Lynch, Motorola, The North Face - Canada, Royal Bank of Canada, The Sharper Image, Snap-On Tools of Canada, Stanford University, Yellow Cab, and CIBC.

INDUSTRY BACKGROUND

The Company operates in the communications industry which is undergoing profound change as the Internet, the convergence of voice and data networks, and the proliferation of e-business revolutionize the landscape. A "new world" communications model has emerged that encompasses Web, email and voice interactions. The Company believes this new model for communicating with customers and partners represents significant opportunity to create comprehensive technology solutions for evolving e-businesses.

CONVERGENCE OF VOICE AND DATA

Voice and data networks, which were historically separate entities, are converging into a single, efficient network. In this environment, voice can be digitized into packets and sent over the data network (Voice over Internet Protocol or VoIP.) This allows voice to be handled similarly to email and Web interactions, opening the door to applications that unite these multi-channel interactions into a single system. Additionally, remote workers and multiple locations can be cost effectively networked for both voice and data interactions.

OPEN STANDARDS VIA INTERNET PROTOCOL

A converged voice and data network provides the framework for the rapid deployment of applications using Internet Protocol (IP.) With IP, business applications like contact center software move away from proprietary telephone switches and hardware, operating systems, and client appliances that have governed application deployment in the traditional business model. IP applications are based on open standards, supporting multi-vendor operating systems, enabling integration with other applications and standard hardware platforms and appliances. This is analogous to the computer environment where multiple vendors create applications that all interoperate freely on a variety of platforms. It is this open architecture, hardware independence and interoperability that drives the development of comprehensive, end-to-end solutions. The Company believes this open environment will speed application deployment, provide the framework for application integration, and increase the opportunities for technology partnering.

THE e-BUSINESS EXPLOSION AND THE NEED FOR SERVICE

The proliferation of the Internet and its inherent capabilities has spawned e-business and e-commerce, where customers, partners and employees can efficiently conduct business using the Internet as the backbone. e-Businesses require new tools to support this infrastructure.

     - In 1999, U.S. online businesses lost $6.1 billion in revenue due to poor online customer service according to Datamonitor's US Markets for Internet Based Customer Service Report.
The Company believes that as e-business continues to proliferate, the need for high level, personalized service for tech savvy customers and partners will become increasingly important.

MULTI-CHANNEL INTERACTIONS

In the new model for communications, voice will no longer be the primary means of interacting with customers, business partners and employees.

     - By the end of 2001, about 25 percent of contact center traffic will be through the Web. (GartnerGroup)
     - Frost and Sullivan predicts that the Web-based call center market (capable of handling voice, email and Web interactions) will grow by more than 40 percent by 2006.
     - Voice-on-the-Net, or Voice over IP (VoIP), which accounted for less than 1 percent of global telecom traffic in 1999, is expected to surge to 17 percent by 2003 and more than 30 percent by 2005. (U.S. Bancorp Piper Jaffray)

VIRTUAL CONTACT CENTER EMERGENCE

Until now, the limitations of voice technology meant that a call center had to be centrally located with all of the agents physically situated in one location. One of the inherent benefits of a converged voice and data network is that decentralized, "virtual" contact centers are now feasible and affordable for businesses of all sizes. A virtual contact center connects employees that may be physically located anywhere into a single entity for contact handling, reporting and management. A virtual contact center can be 50 agents in one location or 50 locations each with one agent - the customer experience would be the same. In today's global business environment, where employees and offices are established worldwide, the virtual contact center diminishes the physical distance.

     - In the U.S., the penetration of virtual contact centers, in relation to all contact centers, is projected to have a CAGR of more than 40 percent through 2003. (Datamonitor)

SMALL CALL (CONTACT) CENTER GROWTH

Over the years, the status of call centers have grown from backroom cost centers to mission-critical profit centers. Leading companies build long-term relationships with their most valued customers and partners. As a result, the smaller call center market has seen explosive growth as small and large companies alike utilize call center technology at every level within the enterprise.

     - Small call centers (less than 100 agents) make up 91 percent of the U.S. call center market according to Datamonitor.
     - Another leading research firm, Dataquest, says 87 percent of all shipments in 1999 were to call centers with fewer than 75 employees.

The Company believes companies will continue to implement smaller call centers to improve their levels of service and that this segment will continue to dominate the market. Further, the Company believes businesses with existing voice-only call centers will evolve to multi-channel contact centers, as customers and partners demand e-service.

FROM CALL CENTER TO e-CONTACT CENTER

In the 1970's, call centers were born. They revolutionized how businesses operated and redefined "customer service." Call centers held the promise of improved customer satisfaction, increased revenues, reduced costs and higher profitability by conducting business over the telephone instead of through costly face-to-face contact. It was the first critical step in providing the convenience, access and information that customers not only expect, but demand from almost every type of business today. However, for the next 20 years call centers were the domain of only the largest organizations because of the prohibitive cost and large-center focus of the existing technology.

In the early 1990's Cintech pioneered PC-based call center solutions that made it feasible for businesses of any size to deploy call center technology -- from the small start-up business to the Fortune 1000 with hundreds of satellite offices. Cintech partnered with Nortel Networks (then Northern Telecom) to deliver its portfolio of solutions for the Norstar business communications system that was, and still is, targeted to small and mid-size call centers. Through Nortel Networks, Cintech partnered with the authorized distributors of Norstar such as Williams Communications, SBC, Verizon, and Bell Canada as the call center applications expert. Today, with more than 9,000 shipments, Cintech is the leading provider of call center solutions to the small to mid-size call center market. The Company believes the voice-centric call center market will continue to grow, especially for smaller call centers, while in parallel, a growing segment will evolve existing call centers to e-contact centers.

         MARKET DRIVERS FOR THE e-CONTACT CENTER
With the rapid adoption of the e-business model, businesses are evolving the call center to an e-contact center. As a critical element of an organization's e-business strategy, the e-contact center enables the enterprise to respond efficiently to Internet-based as well as voice-based customer contacts and to reach across the enterprise to connect the customer with the best resource to meet their need. In addition to this customer-driven multi-channel communication need, there are a number of other market drivers that are accelerating the migration to the e-contact center.

         ADOPTION OF THE INTERNET/HIGH-SPEED BANDWIDTH - Over half of all American households have access to the Internet according to a report published by Media Metrix, Inc. A Nielsen/NetRatings report concurs with those numbers, indicating 52 percent or 144 million U.S. households have Web access. The report attributes the spiraling growth to falling prices in PC hardware and to free Internet Service providers and affordable, high-speed broadband. In particular, increased competition from cable modem and xDSL (Digital Subscriber Line) services have made high speed broadband accessible for increasing number of households and businesses in the U.S. and abroad. For example, combined xDSL and cable modem penetration to total households is expected to reach up to 30 percent by 2003 in many of the world's leading markets according to a study by The Strategis Group. The dramatic increase in the use of the Internet means that businesses must be equipped to interact electronically (i.e., by email and by Web) to compete in an e-business environment.

         DISTRIBUTED ENTERPRISES - Increasingly, employees are not all located in a single building, much less in the same city, state or even country. Often the individuals most qualified to work with a set of customers are dispersed throughout different offices or are working at home. The traditional call center is becoming "de-centered." According to a report by Ovum, the average number of agents in a contact center will drop to 50 within five years from today's average of 100. The e-contact center supports a virtual environment allowing customer contacts to be distributed to contact center agents regardless of where they are physically located.

         ORGANIZATIONAL TRENDS - An extremely tight labor market has caused businesses to look for innovative ways to attract talented contact center employees. A number of organizational trends are emerging that are feasible with a virtual e-contact center:

     -   Work-at-home
     -   Telecommuting
     -   Flex time
     -   Smaller distributed offices versus large centralized offices

     HIGH-LEVEL FOCUS ON CUSTOMER SERVICE - Of nearly 10,000 online customers surveyed in a study from the International Customer Service Association, only 36% were satisfied with their online transactions and interactions. Further, e-customers expected to receive confirmation of contact within one hour but only 42 percent even received acknowledgement within 24 hours. Forty percent of customers never received a final response to their e-contact. Ultimately, poor handling of e-customers decreases customer loyalty by 30 - 40 percent according to the report. The need to deliver a high level of customer service and to build loyalty, particularly among Internet users who are only a "click" away from a competitor's site, is driving organizations to implement e-contact centers.

     ONE-ON-ONE MARKETING/UP-SELLING/INCREASED REVENUES - Another study shows that as many as 66 percent of e-shopping carts are abandoned without a purchase. A lack of interaction or assistance at the Company's Web site is a likely contributor. With an e-contact center, a business has the capability to engage in one-on-one marketing, to educate the customer, learn preferences, build a database, and cross and up-sell products and services, whether on the phone or at the Web site. The enterprise can maximize every customer exposure by gathering data and applying selling skills to increase revenues.

     LOWER COSTS - Beyond the dramatic savings an organization will realize by converging its data and voice networks, there are cost savings associated with the e-contact center itself. Replacing expensive voice calls with inexpensive Web self-service, email or Web chat is one example. Another is in the implementation of remote agents. In the traditional voice network, adding remote workers meant physically connecting them to the call center, a prohibitively expensive undertaking. In the IP Network, the physical location of the remote worker is irrelevant, and so additional costs associated with their participation are insignificant.

CINTECH APPLICATIONS

Cintech develops and markets applications in the following categories:
   1.       Multi-channel e-contact center
   2.       Traditional voice-centric call center
   3.       Call accounting

An e-Contact Center application expands the basic functionality of the call center to incorporate multi-channel interactions including voice, email and Web. The e-contact center distributes contacts to resources that can be located anywhere in the enterprise, not just in a single location. With multi-channel and virtual environment capabilities, business information becomes increasingly important. The e-contact center application provides integrated management information in both real-time and historical formats on all channels of contact throughout the center. The e-contact center solution is an IP-based (Internet Protocol) application and as such can run on open platforms and is switch independent.

A Call Center application is a specialized software call management system, which answers, queues and routes incoming telephone calls. It plays announcements to callers, encouraging them to hold until an agent (a person qualified to take the call) is available. It also provides statistics about the status of agents and callers waiting and provides specialized management information reports.

Call accounting products provide management with various reports that show how a company's telephone system is being used. These products assist managers and employees in understanding how time is being spent on the telephone and the associated costs of the usage, and provide protection against potential abuse by outsiders gaining access to the telephone system.

1.       MULTI-CHANNEL e-CONTACT CENTER APPLICATIONS
In November 1999, Cintech announced its next generation of applications -- the NetVIA e-contact center. NetVIA is the first virtual e-contact center designed exclusively for small to mid-size entities

The NetVIA multi-channel e-contact center effectively `de-centers' the traditional call center by allowing remote resources to join in a virtual community across the enterprise to participate and drive the customer interaction process. NetVIA will be commercially available in the first fiscal quarter of 2001.

NetVIA is:
     - A multi-channel e-contact center solution capable of handling voice, email and Web interactions
     -   Location neutral
     -   A true IP-based solution
     - Designed specifically for the Small to Mid-size Entity (SME) such as departments, remote offices and at-home workers

         COMPETITIVE ADVANTAGES FOR MULTI-CHANNEL E-CONTACT CENTER APPLICATIONS

         - INTEGRATED MULTI-CHANNEL CONTACT CONTROL - NetVIA delivers comprehensive control over multiple contact types (voice, email and Web.) Skills based routing, automated response and text/voice announcements provide consistent handling regardless of contact type. Advanced capabilities include chat, instant messaging, Web page sharing, meet-me and click-for-agent.
         - INTEGRATED MANAGEMENT INFORMATION - Comprehensive historical reports and dynamic real-time status displays deliver critical e-contact center information. NetVIA's integrated approach allows information to span contact types, users, groups, queues and physical locations. Additionally, the ability to trigger alarms based on user-defined thresholds allows management to quickly identify and respond to potential areas of concern. Delivered through thin client (Java applet) architecture, NetVIA's reports and real-time status display information can be delivered to any desktop with secure access.
         - CONVENIENT ADMINISTRATION & MAINTENANCE - NetVIA's architecture allows multiple individuals in the organization to participate in the administration and maintenance of the e-contact center right at their desktop or even from home. Designed with security in mind, NetVIA can be configured so that only qualified individuals in the organization are authorized to make changes.
         - UNLIMITED ENVIRONMENTS & INTEGRATION POSSIBILITIES: IP FOUNDATION WITH OPEN STANDARDS, TRANSPORT INDIFFERENCE, AND VENDOR INDEPENDENCE - NetVIA leverages existing investments in voice and data networks because it can be deployed in virtually any environment. It is not dependent on proprietary switching equipment and NetVIA is indifferent to the underlying data transport technology -- Frame Relay, ATM, T-1/T-3, xDSL, and cable modems are all supported. Additionally, NetVIA is built upon an IP foundation with open standards, enabling integration with other applications and systems.
         - MODULAR AND SCALABLE = COST EFFECTIVE - NetVIA was developed from the ground up -- uniquely for the small to mid-size e-contact center -- to provide the flexibility and scalability required by this market. A business can deploy the full solution with integrated multi-channel capabilities, or add single channels as needed. This modular design enables traditional call centers to add new channels, such as email and Web, while keeping the existing voice call center intact.

2.       TRADITIONAL VOICE-CENTRIC CALL CENTER APPLICATIONS

Cintech markets a suite of call center solutions to the small to mid-size market that are developed uniquely for Nortel Network's Norstar business communication system:
     - CINPHONY - Introduced in 1991, CINPHONY is targeted to a sophisticated small to mid-size call center with advanced needs. Reporting, enhanced management features, and capacities often become the critical sales elements.

         The CINPHONY user may have experience with call center applications in a large call center within the organization and wants that same level of capability in smaller areas such as departments or branch offices. Or, CINPHONY may be used by a small or mid-sized company with high-end call center needs.

     - PRELUDE - Introduced in 1993, PRELUDE is a mid-range solution with full call center capabilities, including advanced call routing and management information. Like CINPHONY, PRELUDE users may have a start-up call center or may have experience with call center applications in a larger call center within the organization and want that same level of capability in smaller areas. The primary differences between PRELUDE and CINPHONY lie in their system capacities (15 agents and 4 groups versus 80 agents and 24 groups respectively) and feature sets, with CINPHONY offering more advanced functionality. Reporting often becomes PRELUDE's critical sales element, especially when migrating from MINUET.

     - MINUET - Introduced in 1997, MINUET is targeted at small call centers with basic call routing and statistical needs. The Company believes that MINUET is broadening the market for call centers because of its straightforward feature set and affordability for even the smallest center. Many departments, branch offices and small businesses do not believe they are candidates for call centers because of their reputation as a large-user-only product, historically high cost and perceived overabundance of features. In July 1998, Cintech and Nortel Networks began packaging MINUET with every Norstar Voice Mail. This is consistent with the Company's strategy to introduce users with less sophisticated requirements to call center technology with MINUET and then upgrade them to PRELUDE and CINPHONY as their needs expand.

Cintech's call center solutions for Norstar have been shipped to more than 9,000 customers, making Cintech the leading provider of call center systems with fewer than 75 agents, according to a 2000 North American market share study from Dataquest.

         COMPETITIVE ADVANTAGES FOR TRADITIONAL VOICE-CENTRIC CALL CENTER APPLICATIONS

     - ACCESS TO MANAGEMENT INFORMATION - To address the critical importance of management information for a call center, PRELUDE and CINPHONY provide real-time and historical statistics and reporting as a standard product offering. MINUET also offers limited statistics. LAN and remote site access via a standard Internet browser is available through an add-on module called INFOCUS, making it even easier to access information.

     - SIMPLE MIGRATION AND PRICING TO ACCOMMODATE GROWTH - Cintech's call center solutions are designed to accommodate business growth. A structured migration path allows a business to upgrade easily from MINUET to PRELUDE to CINPHONY via simple software installations. Additionally, Cintech's solutions are priced by system rather than by agent seat which is the industry norm. This allows a fast-growing company to add new agents up to the system's capacity, without investing additional new dollars for each new agent.

     - COMPREHENSIVE & ROBUST - Unlike other call center providers that offer products designed as separate, distinct modules, the Company's call center solutions are designed and developed as a single, tightly integrated bundle of applications. The Company's call processing, announcement, status display, reporting and administration functionality work seamlessly as a unified system. This provides users with cohesive features and functionality in one solution.

     - TIGHT INTEGRATION - Cintech's call center solutions are uniquely designed as integrated applications for the Norstar telephone system. By writing its applications using the Open Application Interface, Cintech achieves the tightest level of application integration possible. For example, supervisors can record and change announcements, monitor and/or join a call, or review call center statistics (MINUET only), all from their telephone set. Agents can log-in and log-out, record a call, ask a supervisor for assistance, and enter category codes for calls from their telephone set. All the features of the Norstar are available; the call center application adds new functionality.

     - ADVANCED CALL ROUTING AND HANDLING - The routing and handling of customer calls are an important -- if not mission-critical -- application for any call center. Cintech's call center solutions provide intelligent call routing and handling to the small to mid-size center, enabling businesses to answer more calls, reduce abandoned calls, cut hold times and improve customer service.

3.       CALL ACCOUNTING PRODUCTS

The Company entered the call accounting market in 1987 with its PC-based Tele-Series call accounting product. The technology of using a Personal Computer as the call accounting platform was relatively new at the time and allowed the Company to offer a full-featured package at low cost. This matched the Company's strategy of bringing high-productivity software to small and mid-sized businesses.

Tele-Series continues to be sold today through various U.S. and Canadian dealers. It works with a large number of telephone switches including NEC, Nortel Networks, AT&T and Mitel.

In February 1993, Cintech introduced Tele-Series for Norstar and expanded its distribution to include Nortel Network's network of authorized Norstar distributors. In addition to basic call accounting functions, Tele-Series for Norstar takes advantage of features unique to Norstar. These advantages include the ability to: (i) display the incoming caller's telephone number on the telephone set; (ii) prompt users to enter account codes at the telephone set;
(iii) monitor for possible toll fraud (unauthorized individuals gaining access to and misusing the Norstar); and (iv) track intercom calls.

DISTRIBUTION & MARKETING STRATEGY

The small to mid-size market for call center and contact center technology requires a high level of expertise and services to augment a limited amount of internal technical support within their own organizations. Cintech responds to this need by partnering with industry leaders, leveraging the strengths of both companies and delivering practical, comprehensive solutions. By combining its applications with its partners' hardware, transport, services and distribution capabilities, Cintech is able to create comprehensive, end-to-end solutions. In addition, to effectively reach the number of organizations that are prospects for small to mid-size call centers and contact centers, it is absolutely critical to build a distribution network with broad geographic reach and strong sales and marketing capabilities.

Cintech builds strategic alliances in two key areas:

     - Technology and marketing partners for creating and promoting best-in-class solutions. Cintech is currently partnered with two of the world's technology leaders: IBM and Nortel Networks.

     - Distribution partners with the transport, distribution and service capabilities required by the small to mid-size market.

IBM
In November 1999, Cintech announced its partnership with IBM, the worldwide leader in e-business solutions. Cintech's NetVIA e-contact center solution is being marketed as part of an IBM offering that includes Netfinity server hardware, consulting, data networking, implementation and integration services supplied by IBM Global Services. Initially, IBM and Cintech will leverage existing relationships by offering the NetVIA solution to service providers who will incorporate their own transport, connectivity and services into the offering.

The relationship with IBM will become increasingly important for expanding into international markets. The expertise, geographic coverage and international relationships from IBM's Global Services (which includes more than 100,000 employees worldwide), coupled with the open technology of NetVIA, will enable Cintech to create the end-to-end solutions demanded by its global target market.

NORTEL NETWORKS
Cintech has a long relationship with Nortel Networks. Cintech's suite of call center solutions -- CINPHONY, PRELUDE and MINUET -- designed uniquely for Nortel Networks' Norstar telephone switch, are distributed and marketed by Nortel Networks. Cintech's applications, combined with Nortel's switching hardware, are the most widely used solutions in the small to mid-size call center market.

In April 1991, Cintech began shipping CINPHONY, its full-featured call center solution for Norstar. This was followed by the introduction of PRELUDE in 1993, a mid-level offering, and then by MINUET in 1997, an entry level offering. Prior to 1996, Cintech worked directly with the authorized Norstar distributors to sell and service its applications.

Cintech and Nortel entered into a joint marketing and distribution arrangement in April 1996. Under the arrangement, Cintech's call center applications are included in the Nortel product catalog and marketed jointly through Nortel's distribution network. This significantly increased penetration of Cintech's applications as Nortel took a more active role in selling and marketing the solutions.

OTHERS
With the introduction of NetVIA and its underlying open architecture, the potential for additional technology partners increases. Cintech will pursue future relationships in an effort to further expand the market for its solutions and to create new solutions designed to meet the market's needs.

DISTRIBUTION PARTNERS
Distribution is a major competitive advantage for Cintech. Broad distribution coverage is critical to reaching Cintech's large and diverse target market that encompasses both small and mid-size businesses as well as entities within larger organizations such as branch offices and departments. Currently, Cintech is partnered with numerous leading distributors in the U.S. and Canada to market and support its call center solutions including Williams Communications, SBC, Verizon, and Bell Canada as well as approximately 500 smaller distributors. Cintech and the distributors work jointly to provide the necessary support services such as installation, training and maintenance. Cintech has a strong working history with many of its distributors, complementing the services and expertise of the respective companies.

Cintech believes the international market for smaller call center and contact center solutions will continue to develop and will pursue international expansion with its partners.

WHERE CUSTOMERS GO TO BUY SOLUTIONS IN THE "NEW WORLD" OF GLOBAL COMMUNICATIONS The lines are graying between traditional data and voice distributors and service providers. Like the physical networks themselves, companies within the traditional telecommunications and the data networking industries are converging and merging. An astonishing number of new players are joining in. The Company believes this changing, evolving landscape will provide opportunity for Cintech to broaden its current distribution relationships and build new ones to bring NetVIA to market.

The diversity and sheer size of the small to mid-size-contact center market requires expanded distribution capabilities. While the small business may rely on its telecom provider to recommend and implement an e-contact center, the large global company with multiple e-contact center locations more likely will include telecom and data providers in the acquisition process. By partnering with distributors with both data and telecom expertise, Cintech not only can package the appropriate skills and support around its applications to create end-to-end solutions, but also broaden its market coverage.

COMPETITIVE POSITION

The competitive landscape for call centers, and particularly for e-contact centers, has become more intense due to the market's attractive growth. The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The industry also involves a number of risks, some of which are beyond the Company's control.

For its traditional call center solutions, Cintech competes with numerous vendors, including Avaya (formerly Lucent), Toshiba, and Siemens. Since telephone switching equipment has become somewhat of a commodity, it is the software applications, like Cintech's call center solutions, that differentiate the overall solution. The combination of Cintech's software and Nortel Networks' Norstar is the leading solution for the small call center market defined as 75 or fewer agents.

The market for the NetVIA e-contact center solution is highly competitive and the Company believes it will continue to be as new companies enter this space and established companies merge. Vendors are approaching the market in a number of ways. Some of the prominent business models include:

     -   ASPS (Application Service Providers) "lease" the application software;
     - POINT APPLICATIONS address single channel capabilities such as Web-enabling or email management systems;
     - ALL-IN-ONE SOLUTIONS include both applications plus voice switching infrastructure, thereby displacing existing telephony switching equipment;
     - IP-BASED SOLUTIONS reside on the data network enabling a virtual environment.

While the majority of vendors address the needs of larger contact centers, typically with 200 or more agents, Cintech is focused on the small to mid-size segment.

Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. In addition, the Company leverages and relies on its product partners and extensive distribution channel partners to deliver product to market. While the Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis, the long term success of the Company's products is based primarily on product features, performance, ease-of-use, reliability, compatibility, brand name recognition, product reputation, levels of advertising, pricing, merchandising and training, quality customer support, excellence and timeliness of product upgrades, the capability of the Company to introduce complementary new products, the effectiveness of its product and distribution partners, and, ultimately, continued market growth and acceptance.

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

CUSTOMER SERVICE & SUPPORT

Call centers, and more recently e-contact centers, have gained mission-critical status within many companies. As a result, the implementation, management and maintenance of the center is as important, if not more important, than the technology itself. It is this philosophy that underscores Cintech's on-going commitment to ensuring customer success. Cintech makes the implementation, management and maintenance processes effective, thorough and problem-free through its Support Services programs. These support services allow target customers to capitalize on Cintech's vast, in-depth knowledge of the unique business requirements and environments of smaller centers.

Cintech's Support Services offers a host of services that expedite implementation, management and maintenance:

    - Implementation Services --The key to the successful utilization of any technology lies in the ability to implement the system right the first time. Cintech, as the developer and primary expert in its own applications, supplements the services of its distributors by providing detailed product expertise and knowledge of practical market deployment. Cintech offers the following services:
             -   On-site installation and testing
             -   Application configuration and verification
             -   Training and certification of personnel

     - Training and Education -- Cintech is dedicated to providing comprehensive technical and operational training of end-users and distributors. Experience has shown that many customers look for additional training once the system is installed and operational. This need comes from changes in personnel, expanded application development and the desire to understand the software capabilities more thoroughly to improve efficiencies of operation. Additional training on report generation and analysis is also key to most organizations for use in business decisions and for managing and growing the business.

         Training can be held on-site at the customer's location, at Cintech's headquarters or at scheduled regional training courses.

- Customer Response Center -- Cintech is committed to delivering technical support in a way that is most effective for its customers. The Customer Response Center assures that a highly responsive team of service experts will be available to quickly meet its customers' needs.

         The Customer Response Center offers a centralized service resource to channel partners as well as end users, accessible through a toll free number-- unlimited technical telephone support from service experts is available Monday through Friday from 8 a.m. to 9 p.m. EST. After hours emergency support (from 9 p.m. to 8 a.m. weekdays, official holidays, etc.) is available through the same toll free service.

     - Software Maintenance -- Cintech's applications come with a one year Software Maintenance Plan from date of installation. Software Maintenance provides:

             -   Unlimited access to Customer Response Center
             -   Free software updates
             - Educational end user communication programs including news letters and Web resources

When the first year of Software Maintenance expires, Cintech offers additional coverage in yearly increments.

PRODUCT DEVELOPMENT

From its incorporation, Cintech has made substantial investments in the development of its product lines. The Company has relied on its extensive customer experiences and a knowledgeable development organization in the crafting and delivering of its award-winning products. Consistent with the strategy of expanding its existing product offerings and introducing new product lines, Cintech has significantly expanded its development organization. The Company believes that its future performance depends, in part, on its ability to maintain and extend its existing product lines to meet an expanding range of customer requirements and deliver new products that successfully gain market acceptance. At the foundation of this belief is the Company's ability to maintain and enhance its product development organization and strategy.

DEPENDENCE ON CUSTOMERS/DISTRIBUTION

Cintech currently derives a significant portion of its revenue from its call center products that are integrated with the Norstar system. Because of this product concentration, Cintech would be materially adversely affected if users of the Norstar system determined to use another system or similar device or if the Norstar system ceased to be competitive in the marketplace. In March 1996, in order to further increase penetration of call center software sales to Norstar users, Cintech entered into a joint marketing agreement with Nortel whereby Nortel's sales and marketing organization has responsibility for selling the Company's software products through common distribution channels. Consequently, Cintech's business is, in part, dependent upon the degree of marketing support and effort provided by Nortel and the various distributors. Most of Cintech's sales are to large distributors in the telephony industry. For the year ended June 30, 2000 approximately 68 percent of the Company's sales were made to one such distributor.

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

RESEARCH AND DEVELOPMENT

The Company's research and development expenses during each of the last two fiscal years were as follows: $673,000 for the fiscal year ended June 30, 2000, and $416,000 for fiscal year ended June 30, 1999. The costs of such activities are considered overhead items that are reflected only indirectly in the pricing of the Company's products sold into the market.

EMPLOYEES

The Company presently has 78 employees, 76 of which are full time. Of these employees, 19 are involved primarily in sales, marketing and business development, 21 work on systems support, 26 are involved in product development and the remaining twelve are responsible for all management and administrative functions.

Item 2.  Description of Property.
---------------------------------

The Company's plant and its executive offices comprising approximately 21,000 square feet are located at 2100 Sherman Avenue, Cincinnati, Ohio 45212. The Company leases this facility. The lease extends until April 30, 2002 and calls for escalating lease payments. Lease payments for the year ended June 30, 2000 amounted to approximately $355,000.

The Company owns minimum amounts of tangible personal property in the form of equipment, furniture and fixtures, and inventory (comprised of computer hardware and literature and other documentation.) The value of these items is modest in comparison to the value of the Company's overall assets, inclusive of cash and cash equivalents.

All of the Company's leased premises and tangible personal property are in good condition.

The Company invests its excess cash in marketable securities (generally U.S. treasury bills or federal agency notes) and follows a conservative investment philosophy to protect the principal of such assets.

Item 3.  Legal Proceedings.
---------------------------

The Company is not a party to any pending legal proceedings which would have a material adverse impact on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Company has nothing to report under this Item.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's common stock is held by approximately 1,200 shareholders of record as of June 30, 2000, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 2000 are shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.

FOR THE QUARTER ENDED                    HIGH(1)                 LOW(1)
---------------------                    -------                 ------
September 30, 1998                          1.26                    0.90
December 31, 1998                           2.50                    0.99
March 31, 1999                              3.84                    1.99
June 30, 1999                               2.75                    1.90
September 30, 1999                          2.70                    2.00
December 31, 1999                           7.40                    2.40
March 31, 2000                              7.75                    3.95
June 30, 2000                               5.50                    3.30

(1) Based on quotations obtained from the Toronto Stock Exchange. All amounts are in Canadian dollars.

No dividends were declared or paid during the two years ended June 30, 2000 and June 30, 1999, and the Company does not anticipate paying dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operations.
---------------------------------------------------------------------

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

Working Capital increased to $7.7 million in 2000 from $5.6 million in 1999. The increase of $2.1 million is attributable to the increases in cash and marketable securities of $2.0 million and deferred income taxes of $285,000 offset by a decrease in accounts receivable of $153,000 and an increase in deferred maintenance revenue of $104,000.

During 2000, the Company provided cash of $3.3 million from operating activities and invested an additional $794,000 and $579,000 in software development and fixed assets, respectively. The ending cash balance increased by $1,021,000. The Company purchased additional marketable securities of $963,000.

At the end of 2000, the Company held cash and marketable securities totaling $8.3 million and had no outstanding long-term debt obligations.

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

RESULTS OF OPERATIONS 2000 VERSUS 1999

 In fiscal 2000, sales of current products and services increased by $232,000 or 2% compared with 1999. This increase by product is broken down as follows (in thousands):

                                                              INCREASE
PRODUCT CATEGORY            2000              1999           (DECREASE)
                            ----              ----           ----------

ACD Products              $8,947            $9,347               $(400)
Other CTI Products           968             1,103                (135)
Services                   2,656             1,859                 797
Other                         49                79                 (30)
                         -------           -------               -----
Total                    $12,620           $12,388                $232


Sales of the Automatic Call Distribution software products and Other CTI products decreased by 4% and 12%, respectively. These decreases were offset by a 43% increase in Services. ACD Products accounted for 71% of sales in 2000 as compared to 75% in 1999 while Services increased to 21% of sales in 2000 as compared to 15% in 1999.

Cost of products sold decreased $509,000 or 17% while cost of services and other increased by $167,000 or 27% as compared to 1999. As a percentage of sales, overall cost of goods sold declined to 25% as compared to 29% in 1999. Gross Profit increased $574,000 or 6% as compared to 1999. The increase in Gross Profit is a direct result of the change in sales mix.

Research and development costs of $673,000 were $257,000 or 62% higher than 1999. In addition, the Company capitalized software development costs of $794,000 during the year, an increase of $284,000 over 1999. The increase in research and development costs combined with the increase in capitalized development reflects the Company's emphasis on developing future products while continuing to improve and maintain existing products.

Selling, general and administrative expenses increased $812,000 or 16% over 1999. A schedule of the selling, general and administrative expense categories appears below (in thousands):

EXPENSE CATEGORY                 2000              1999             INCREASE
                                 ----              ----             --------

Payroll                        $3,932            $3,358                 $574
Professional Services             279               214                   65
Sales and Marketing               740               731                    9
Occupancy                         341               322                   19
Other                             470               325                  145
                               ------            ------                 ----
Total                          $5,762            $4,950                 $812


The increase in payroll expense is due to a 30% increase in staffing combined with the necessity to attract and retain quality employees in a competitive labor market. The increase in professional services is due to the Company's outsourcing of various job functions. The increase in occupancy expense is due to increased operating expenses associated with its leased office facility combined with additional leased office space in 2000. The increase in other expenses is due to increasing health insurance costs associated with the increase in the number of employees and an increase in depreciation expense due to the increase in fixed assets.

The Company's income from operations of $2,968,000 was $496,000 lower than that experienced in 1999.

Other income of $327,000 increased by $205,000 due to the increase in the amount of funds invested in marketable securities.

The income tax provision of $583,000 is due to the continued profitability of the Company offset by a reduction in the tax valuation allowance.

The net income of $2,712,000 represents a decrease of $1,340,000 compared to the income reported in 1999. The corresponding earnings per share, basic and diluted, was $0.22 and $0.21, respectively, in 2000 compared to earnings per share, basic and diluted, of $0.33 and $0.32, respectively, in 1999.

Item 7.   Financial Statements.
-------------------------------

The financial statements attached to the end of this annual report are filed as part of this annual report.

Item 8.   Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

The Company has nothing to report under this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

The information required by this Item is incorporated herein by reference to the Company's 2000 definitive proxy statement to be filed on or about September 23, 2000 with the Securities and Exchange Commission as set forth under the captions "Voting Shares and Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Officers."

EXECUTIVE OFFICERS OF THE COMPANY. The names, ages and positions of the executive officers of the Company as of June 30, 2000 are as follows:

NAME                       AGE      POSITION
----                       ---      --------

Diane M. Kamionka          53       President and Chief Executive Officer
Bryant A. Downey           37       Chief Technology Officer
David J. Thibodeau         51       Vice President - Customer Support Services
Charles W. Bowen           55       Sr. Vice President - Distribution Services
Michael E. Freese          44       Director - Finance & Administration

Each of the officers has been engaged in their principal occupation indicated above for the previous five years, except for Mr. Thibodeau who prior to becoming an Executive Officer of the Company during 1996 was Director of Business Development for the Company, Mr. Bowen who prior to becoming an Executive Officer during 1998 was Director, Business Development for Sprint from 1991 thru 1994 and Vice President & General Manager for Sprint Healthcare Systems, Inc. from 1995 thru 1998, and Mr. Freese who prior to becoming an Executive Officer during 2000 was Controller for the Company from 1996 thru 1998 and Controller / Cost Accounting Manager for The Buschman Company from 1992 thru 1995.

Item 10.  Executive Compensation.
---------------------------------

The information required by this Item is incorporated herein by reference to the Company's 2000 definitive proxy statement to be filed on or about September 23, 2000 with the Securities and Exchange Commission as set forth under the caption "Compensation of Directors and Officers."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The information required by this Item is incorporated herein by reference to the Company's 2000 definitive proxy statement to be filed on or about September 23, 2000 with the Securities and Exchange Commission as set forth under the caption "Voting Shares and Security Ownership of Certain Beneficial Owners and Management."

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company has nothing to report under this item.

Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------


(a).      EXHIBITS

Exhibit No                                   Description                                                Where Provided
----------                                   -----------                                                --------------
3.   Charter and Bylaws.................................................................................       *

4.   Instruments Defining Rights of Security Holders....................................................       *
          4.1     Amended and Restated Stock Option Plan................................................       ***

10.  Material Contracts.................................................................................       *
          10.1   Lease between Cintech Tele-Management Systems, Inc. and Norwood Real
                 Estate Partners dated October 25, 1994.................................................       **
          10.2   Amended and Restated Stock Option Plan.................................................      ***

13.  Portions of the Annual Report to Shareholders

23.  Independent Auditor's Consent
          23.1 Consent of Deloitte & Touche LLP.........................................................    Attached

27.  Financial Data Schedule

*             Previously provided in original filing of Form 10-SB
**            Previously provided in Amendment No. 2 to Form 10-SB
***           Previously provided in Form S-8

(b).     REPORTS ON FORM 8-K

The Company has not made any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CINTECH TELE-MANAGEMENT SYSTEMS, INC.

                                              /s/ Diane M. Kamionka
                                         --------------------------
                                         By:  Diane M. Kamionka,
                                         President and Chief Executive Officer

September 25, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Diane M. Kamionka                                                          September 25, 2000
-----------------------                                                        ------------------
Diane M. Kamionka,                                                                    Date
President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Michael E. Freese                                                          September 25, 2000
-----------------------                                                        ------------------
Michael E. Freese                                                                     Date

Director of Finance and Administration

DIRECTORS:

/s/ Diane M. Kamionka                                                          September 25, 2000
-----------------------                                                        ------------------
Diane M. Kamionka,                                                                    Date
President, Chief Executive Officer and Director


/s/ Bryant A. Downey                                                           September  25, 2000
-----------------------                                                        -------------------
Bryant A. Downey,                                                                     Date
Chief Technology Officer and Director


/s/ Carter F. Randolph                                                         September  27, 2000
-----------------------                                                        -------------------
Carter F. Randolph                                                                    Date
Director

/s/ Frank W. Terrizzi                                                          September  27, 2000
-----------------------                                                        -------------------
Frank W. Terrizzi                                                                     Date
Director