Form 10QSB
period 2000-09-30
CINTECH SOLUTIONS INC
filed 2000-11-13
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000


         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
               For the transition period from _______________ to _______________



                             CINTECH SOLUTIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                   OHIO                             31-1200684
             -------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                -----------------
                           (Issuer's telephone number)

                      Cintech Tele-Management Systems, Inc.
                 ----------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No____
    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,323,328 shares of common
stock as of September 30, 2000.                      ---------------------------
-------------------------------

         Transitional Small Business Disclosure Format (check one):  Yes   No X
                                                                        ---  ---

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


Results of Operations
---------------------

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Sales for the three months ended September 30, 2000 were $2,611,000 compared to $3,019,000 for the same period last year. The $408,000 or 14%, decrease in sales is due to a 13% decrease in ACD (Automatic Call Distribution) revenue and a 44% decrease in revenue from other Company products, offset by a 2% increase in services revenue.

         Gross profit of $1,931,000 was $273,000, or 12%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 74% or 1% greater than that experienced during the same period of the prior year.

         The Company continued its investment in its growth strategy. Research and development costs of $264,000 were $146,000, or 123%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,668,000 were $419,000, or 34%, higher than the comparable prior year period.

         The Company realized a loss from operations of $1,000 for the three months ended September 30, 2000 as compared to income from operations of $836,000 reported for the same period last year.

         Other income was $126,000 as compared to $42,000 for the comparable prior year period.

         The income tax provision of $39,000 for the three months ended September 30, 2000 as compared to $178,000 for the comparable prior year period decreased as a result of lower taxable income.

         The Company realized net income of $86,000 for the three months ended September 30, 2000 compared to net income of $700,000 reported for the same period last year. Earnings per share, basic and diluted, were $0.01 versus a $0.06 per share reported for the comparable prior year period.



Liquidity and Capital Resources
-------------------------------

         Working Capital increased to $7.6 million as compared to $6.4 million for the corresponding period of last year. The increase of $1.2 million is primarily due to an increase in cash and marketable securities of $0.9 million and decreases in accounts payable and accrued wages and compensation of $0.2 million and $0.1 million, respectively.

         As of September 30, 2000, the Company held cash and marketable securities totaling approximately $7.7 million and had no outstanding long-term debt obligations.


         The Company's plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that does not arise from the Company's continuing operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The following Exhibits are required by Item 601 of Regulation S-B:

         Exhibit
         Number                 Description of Document                  Page
         ------                 ------------------------                 ----
             15     Letter on Unaudited Interim Financial Information   Attached

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


CINTECH SOLUTIONS, INC.


By:  /s/ Diane M. Kamionka                               Date: November 14, 2000
       ---------------------------------
      Diane M. Kamionka
      President and Chief Executive Officer


By:  /s/ Michael E. Freese                               Date: November 14, 2000
       ----------------------------------
      Michael E. Freese
      Director of Finance and Administration

   CINTECH
   SOLUTIONS, INC.
   Condensed Financial Statements for the
   Three Months Ended September 30, 2000
   and 1999 and Independent Accountants'
   Report

INDEPENDENT ACCOUNTANTS' REPORT


To the Directors of
  Cintech Solutions, Inc.

We have reviewed the accompanying condensed balance sheets of Cintech Solutions, Inc. (formerly Cintech Tele-Management Systems, Inc.) (the "Company") as of September 30, 2000 and 1999 and the related condensed statements of income, stockholders' equity and cash flows for the three months then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytic procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of June 30, 2000, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





October 27, 2000

CINTECH SOLUTIONS, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2000, JUNE 30, 2000 AND SEPTEMBER 30, 1999

----------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
ASSETS                                                     2000          June 30,         1999
                                                       (UNAUDITED)        2000         (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                  $  2,181,256    $  2,521,039    $  1,069,487
  Marketable securities (Note 2)                         5,501,589       5,828,194       5,735,168
  Accounts receivable, trade - (Net of
    allowance of $69,698, $24,509 and
    $35,748 at September 30, 2000, June 30, 2000,
     and September 30, 1999, respectively) (Note 1)        974,973         869,435       1,057,688
  Inventory (Note 1)                                        19,780          45,969          43,899

  Prepaid expenses                                          16,128          31,131          21,756

  Refundable income taxes (Note 6)                                                          72,000
  Deferred income taxes (Note 6)                           561,360         584,067         328,376
                                                      ------------    ------------    ------------
           Total current assets                          9,255,086       9,879,835       8,328,374
                                                      ------------    ------------    ------------

FIXED ASSETS (Note 1):
  Equipment                                              1,203,064       1,178,783         824,321
  Furniture and fixtures                                   288,773         288,773         151,433
                                                      ------------    ------------    ------------
           Total                                         1,491,837       1,467,556         975,754
  Less accumulated depreciation                         (1,070,166)       (974,166)       (825,988)
                                                      ------------    ------------    ------------
           Total fixed assets - net                        421,671         493,390         149,766
                                                      ------------    ------------    ------------

SOFTWARE DEVELOPMENT COSTS-Net (Note 1)                  1,478,683       1,250,148         659,156
DEFERRED INCOME TAXES (Note 6)                                                             103,294
                                                      ------------    ------------    ------------
           Total other assets                            1,478,683       1,250,148         762,450
                                                      ------------    ------------    ------------

TOTAL                                                 $ 11,155,440    $ 11,623,373    $  9,240,590
                                                      ============    ============    ============

----------------------------------------------------------------------------------------------------
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
LIABILITIES AND                                            2000           June 30,          1999
STOCKHOLDERS' EQUITY                                    (UNAUDITED)        2000          (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                    $    196,030    $    347,664    $    368,998
  Accrued liabilities:
    Accrued wages and compensation                         331,894         660,074         461,385
    Accrued income taxes                                    65,558          75,678
    Warranty reserve                                       119,658         126,323         118,756
    Other                                                  196,781         171,558         156,899
  Deferred maintenance revenue (Note 1)                    724,231         832,528         831,665
                                                      ------------    ------------    ------------
           Total current liabilities                     1,634,152       2,213,825       1,937,703
                                                      ------------    ------------    ------------



DEFERRED INCOME TAXES (Note 6)                             108,817          83,822
                                                      ------------    ------------    ------------

STOCKHOLDERS' EQUITY (Notes 1, 4, 5):
  Common stock                                           9,006,013       9,005,433       8,994,623
  Contributed capital                                      675,757         675,757         675,757

  Treasury stock                                            (2,290)         (2,290)         (2,290)
  Accumulated deficit                                     (267,009)       (353,174)     (2,365,203)
                                                      ------------    ------------    ------------
           Total stockholders' equity                    9,412,471       9,325,726       7,302,887




                                                      ------------    ------------    ------------



TOTAL                                                 $ 11,155,440    $ 11,623,373    $  9,240,590
                                                      ============    ============    ============





See notes to condensed financial statements and independent accountants' report.

CINTECH SOLUTIONS, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

----------------------------------------------------------------------------------------
                                                                2000               1999

NET SALES (Note 1)
   Product sales                                            $ 2,023,783      $ 2,437,512
   Services and other sales                                     586,934          581,436
                                                            -----------      -----------
      Total net sales                                         2,610,717        3,018,948
                                                            -----------      -----------

COST OF PRODUCTS SOLD AND SERVICES PROVIDED (Note 1):
   Cost of products sold                                        568,261          611,365
   Cost of services and other sales                             111,686          203,609
                                                            -----------      -----------
      Total cost of products sold and services provided         679,947          814,974
                                                            -----------      -----------

GROSS PROFIT                                                  1,930,770        2,203,974

RESEARCH AND DEVELOPMENT                                        264,404          118,799

SELLING, GENERAL AND ADMINISTRATIVE (Notes 1, 3)              1,667,818        1,249,028
                                                            -----------      -----------

(LOSS)/INCOME FROM OPERATIONS                                    (1,452)         836,147

OTHER INCOME                                                    126,299           42,169
                                                            -----------      -----------

INCOME BEFORE INCOME TAX PROVISION                              124,847          878,316

INCOME TAX PROVISION (Note 6)                                    38,682          178,201
                                                            -----------      -----------

NET INCOME                                                  $    86,165      $   700,115
                                                            ===========      ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 4)        $      0.01      $      0.06
                                                            ===========      ===========


See notes to condensed financial statements and independent accountants' report.

CINTECH SOLUTIONS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2000 AND 199

-----------------------------------------------------------------------------------------------------------------------------------

                                                     COMMON                                                              TOTAL
                                                      STOCK         CONTRIBUTED     TREASURY       ACCUMULATED        STOCKHOLDERS'
                                                   NO PAR VALUE       CAPITAL        STOCK           DEFICIT             EQUITY

BALANCE AT JUNE 30, 1999                             $8,993,777        $675,757       $(2,290)       $(3,065,318)        $6,601,926

STOCK OPTIONS EXERCISED (2,375 shares)                      846                                                                 846

NET INCOME                                                                                               700,115            700,115
                                                    -----------        ---------     ---------      -------------        ----------

BALANCE AT SEPTEMBER 30, 1999                        $8,994,623        $675,757       $(2,290)       $(2,365,203)        $7,302,887
                                                    ===========        =========     =========     ==============       ===========


BALANCE AT JUNE 30, 2000                             $9,005,433        $675,757       $(2,290)       $  (353,174)        $9,325,726

STOCK OPTIONS EXERCISED (2,000 shares)                      580                                                                 580

NET INCOME                                                                                                86,165             86,165
                                                    -----------        ---------     ---------      -------------        ----------


BALANCE AT SEPTEMBER 30, 2000                        $9,006,013        $675,757       $(2,290)       $  (267,009)        $9,412,471
                                                    ===========        =========     =========      =============        ==========




See notes to condensed financial statements and independent accountants' report.

CINTECH SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

-----------------------------------------------------------------------------------------------

                                                                       2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    86,165      $   700,115
                                                                   -----------      -----------
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation                                                        96,000           39,000
    Amortization of software development costs                          19,547           46,249
    Deferred income taxes                                               47,702          142,286
    Provision for doubtful accounts                                     45,189          (14,853)
    Changes in assets and liabilities:
      Increase in accounts receivable                                 (150,727)         (20,682)
      Decrease (increase) in inventory                                  26,189          (18,118)
      Decrease (increase) in other assets                               15,003          (63,584)
      (Decrease) increase in accounts payable                         (151,634)          98,564
      Decrease in accrued expenses                                    (319,742)        (378,703)
      (Decrease) increase in deferred maintenance revenue             (108,297)         102,987
                                                                   -----------      -----------
           Total adjustments                                          (480,770)         (66,854)
                                                                   -----------      -----------
           Net cash (used in) provided by operating activities        (394,605)         633,261
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchase) of marketable securities                       326,605         (870,321)
  Purchase of fixed assets                                             (24,281)         (67,131)
  Expenditures for software development costs                         (248,082)        (127,249)
                                                                   -----------      -----------
           Net cash provided by (used in) investing activities          54,242       (1,064,701)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds from exercise of stock options                                  580              846
                                                                   -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (339,783)        (430,594)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                2,521,039        1,500,081
                                                                   -----------      -----------

  End of period                                                    $ 2,181,256      $ 1,069,487
                                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION-Taxes paid                      $     1,100      $   166,255
                                                                   ===========      ===========

See notes to condensed financial statements and independent accountants' report.

CINTECH SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2000 AND AS OF SEPTEMBER 30, 2000 AND 1999 AND FOR THE THREE-MONTH PERIODS THEN ENDED (INFORMATION RELATED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - Cintech Solutions, Inc. (formerly Cintech Tele-Management Systems, Inc.) (the "Company") develops and markets Internet technology solutions exclusively for small to mid-size entities within the Fortune 1000 and small businesses to manage and analyze interactions with their customers, partners, and associates for improved relationships and informed decisions. In concert with the Internet technology solutions, the Company also provides services, such as installation, training, project management, consulting and maintenance support.

      BASIS OF PRESENTATION - The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and are expressed in United States dollars. The differences in accounting principles generally accepted in the United States of America and Canada are described in Note 7. The information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 has not changed materially unless otherwise disclosed herein. Financial information as of June 30, 2000 included in these condensed financial statements has been derived from the audited financial statements included in that report. In management's opinion all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

      Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

      USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE - Generally, the Company records product and service revenue when the product is shipped and the service is provided. Also, the Company records an estimate of potential future returns of product sold at the time of sale.

      DEFERRED MAINTENANCE REVENUE - The Company sells product maintenance agreements which provide for no-cost upgrade of software. These agreements normally cover periods ranging from 1-5 years with revenue being recognized on a straight-line basis over the maintenance period.

      WARRANTY RESERVE - At the time of sale, the Company accrues for warranty costs relating to software replacement or on site support to be provided during the first twelve months following the sale. Costs associated with supporting product under warranty are charged to the reserve instead of current period cost. The reserve is adjusted periodically based upon actual experience.

      DEPRECIATION - Fixed assets are carried at cost. Depreciation is computed using an accelerated method over the following useful lives:

         Equipment                                         3-5 years
         Furniture and fixtures                            2-7 years


      INVENTORY - Inventories are valued at the lower of cost or market, with cost being computed using the first-in, first-out method. Inventories consist of:

                                             SEPTEMBER 30,    JUNE 30,   SEPTEMBER 30,
                                                 2000          2000          1999

       Literature and other documentation     $ 14,256      $ 40,318      $ 23,479
       Computer hardware                        10,441         9,068        31,929
       Allowance for obsolete inventory         (4,917)       (3,417)      (11,509)
                                              --------      --------      --------
       Total inventory                        $ 19,780      $ 45,969      $ 43,899
                                              ========      ========      ========

      SIGNIFICANT CUSTOMERS - Most of the Company's sales are to distributors in the voice-centric call center solutions market. The Company had sales to major distributors, as follows:


                          SALES FOR THE THREE-MONTHS ENDED SEPT 30,
                                 2000                 1999
                         -------------------  --------------------
                           AMOUNT       %         AMOUNT        %

       Distributor A     $1,831,272    70%      $2,043,660     68%
       Distributor B        140,391     5%         356,525     12%
                         ----------    --       ----------     --

       Total             $1,971,663    75%      $2,400,185     80%
                         ==========    ==       ==========     ==

      The Company had gross accounts receivable from major distributors, each of which was in excess of 10% of the Company's total accounts receivable, as follows:

                                                                    GROSS
                                                                   ACCOUNTS
                                                  DISTRIBUTORS    RECEIVABLE

       September 30, 2000                               1            76 %
       June 30, 2000                                    1            74 %
       September 30, 1999                               2            79 %


      INTERNATIONAL SALES - The Company had international sales as follows:

                                           SALES FOR THE THREE-MONTHS
                                              ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                        2000                      1999
                               -----------------------  -----------------------
                                    AMOUNT        %           AMOUNT        %

       Canada                      $75,131        3%         $46,190        2%


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

      Costs capitalized were $248,082 and $127,249 and related amortization was $19,547 and $46,249 for the three-months ended September 30, 2000 and 1999, respectively. The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate.

      LICENSING FEE - The Company has agreements with distributors which require the payment of a license fee on certain software sales made by the distributors. This license fee is for the distribution of the Company's products. License fee expense was $487,361 and $468,642 for the three-months ended September 30, 2000 and 1999, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of certain of the Company's financial instruments, such as cash, trade accounts receivable and trade accounts payable, approximate their fair values.

      ACCOUNTING PRONOUNCEMENTS - In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin had no impact on the Company's financial statements.

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, was adopted on July 1, 2000 and had no impact on the Company's reported financial position, results of operations or cash flows.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all money market instruments to be cash equivalents.

      RECLASSIFICATION - Certain fiscal 2000 amounts have been reclassified in order to conform to fiscal 2001 presentation.

2.    MARKETABLE SECURITIES

      The Company maintains various investments in federal agency notes which are classified as held-to-maturity and are reported at amortized cost in accordance with FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All items mature within one year. The cost and market value of the investments are summarized below:


                                                                                     NET
                                                     AMORTIZED                   UNREALIZED
       DESCRIPTION                                      COST          MARKET     GAIN (LOSS)

       September 30, 2000 - Federal Agency Notes     $5,501,589     $5,507,250     $ 5,661
                                                     ==========     ==========     =======
       June 30, 2000 - Federal Agency Notes          $5,828,194     $5,831,140     $ 2,946
                                                     ==========     ==========     =======
       September 30, 1999 - Federal Agency Notes     $5,735,168     $5,730,615     $(4,553)
                                                     ==========     ==========     =======

3.    OPERATING LEASES

      OPERATING LEASES - The Company leases its office facility in Norwood, Ohio. This operating lease, which began in March 1995 and expires in April 2002, calls for escalating lease payments over the term of the lease. The Company records lease expense on a straight-line basis over the life of the lease.

      The annual minimum rent to be paid under the operating lease agreement for the facility in Norwood, Ohio is as follows:

      Period Ending September 30:
        2001                                            $233,816
        2002                                             116,910

      Rent expense for the leased office space was $85,390 and $73,277 for the three-month periods ended September 30, 2000 and 1999, respectively.

4.    CAPITAL STOCK AND INCOME PER SHARE

      The following schedule is a summary of the Company's shares of capital stock.

                                                          COMMON                         IN
                                         AUTHORIZED       ISSUED      OUTSTANDING     TREASURY

       Balance at September 30, 2000     15,000,000     12,325,328     12,323,328      2,000
                                         ==========     ==========     ==========      =====
       Balance at June 30, 2000          15,000,000     12,323,328     12,321,328      2,000
                                         ==========     ==========     ==========      =====
       Balance at September 30, 1999     15,000,000     12,305,560     12,303,560      2,000
                                         ==========     ==========     ==========      =====


      Income per common share was based on the weighted average number of common shares outstanding during each period.

      The Company's basic and diluted earning per share were determined as follows:

                                                 THREE-MONTHS ENDED                    THREE-MONTHS ENDED
                                                 SEPTEMBER 30, 2000                    SEPTEMBER 30, 1999
                                      --------------------------------------  -------------------------------------
                                         INCOME       SHARES       PER SHARE    INCOME         SHARES      PER SHARE
                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR)   (DENOMINATOR)   AMOUNT
       BASIC EPS

       Income available to
         common stockholders             $86,165     12,323,328     $0.01      $700,115     12,302,893     $0.06

       EFFECT OF DILUTIVE SECURITIES

       Stock options                                    663,592                                409,357
                                         -------     ----------     -----      --------     ----------     -----

       DILUTED EPS

       Income available to
         common stockholders
         and assumed conversions         $86,165     12,986,920     $0.01      $700,115     12,712,250     $0.06
                                         =======     ==========     =====      ========     ==========     =====

      Stock options representing 20,000 shares for the three-months ended September 30, 2000 were not included in computing diluted earnings per share because their effects were antidilutive.

5.    STOCK OPTION PLAN

      During 1994, the Board of Directors approved a plan providing for the granting, to employees, options for the purchase of a maximum of 1,500,000 shares of common stock. In 1996, the plan was amended to provide for non-employee eligibility. In 2000, the plan was amended and restated to include in one document all previous amendments and other non-material changes designed to improve the operation of the plan and to reserve an additional 1,000,000 shares for issuance under the plan. Excluding the options granted in February 1994, all options have been granted at an exercise price equal to the fair market value at the date of grant and become exercisable equally over a period ranging from one to four years. The February 1994 options were granted at a price below fair market value at the date of grant and were subsequently adjusted to market. The 1994 options granted became exercisable equally over a two-year period. All options expire at the end of ten years from the date of grant or are subject to the performance provisions of specific grants.

      The Company has adopted the disclosure only provision of SFAS No. 123 and applies APB Opinion No. 25 in accounting for its stock options. Proforma disclosure reflecting the financial impact of compensation cost for stock option grants made in fiscal years 2000 and 1999, determined using the fair value method consistent with SFAS No. 123, were presented in the footnotes to the 2000 annual report.

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

      Deferred taxes consist of the following:

                                                        SEPTEMBER 30,     JUNE 30,     SEPTEMBER 30,
                                                            2000            2000           1999

       Current deferred tax asset - Deferred revenue
         and other                                        $ 561,360      $ 584,067      $ 328,376
                                                          =========      =========      =========
       Non-current deferred tax asset - Carryforwards
         and credits                                      $ 482,656      $ 416,237      $ 790,534
       Non-current deferred tax liability - Deferred
         software development costs and other              (591,473)      (500,059)      (224,113)
                                                          ----------     ----------     ----------
         Net non-current deferred tax asset                (108,817)       (83,822)       566,421
         Less valuation allowance                                                        (463,127)
                                                          ----------     ----------     ----------
       Net                                                $(108,817)     $ (83,822)     $ 103,294
                                                          =========      =========      =========

      The provision for income taxes for the three-months ended September 30, 2000 and 1999 consists of the following:

                                                    FOR THE THREE-MONTHS
                                                    ENDED SEPTEMBER 30,
                                                 ------------------------
                                                    2000           1999

       Current provision (benefit)               $  (9,020)     $  35,915
       Deferred provision                           47,702        288,273
                                                 ---------      ---------
                  Total                             38,682        324,188
       Decrease in the valuation allowance                       (145,987)
                                                 ---------      ---------

       Income tax expense                        $  38,682      $ 178,201
                                                 =========      =========

      The primary difference between the statutory rate for federal income tax and the effective income tax rate is the utilization of research and development credits to reduce the income tax liability. At September 30, 2000, for U.S. Federal tax purposes, the Company has research and development credit carryforwards available to offset future income taxes of approximately $301,000 which will begin to expire in 2009.

7. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("CANADIAN GAAP AND U.S. GAAP")

      These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      During the periods ended September 30, 2000 and 1999, differences between Canadian GAAP and U.S. GAAP arose as a result of depreciation. For U.S. GAAP purposes, furniture and fixtures, equipment, leasehold improvements, and computer equipment are depreciated over useful lives of seven, five, two, and three years, respectively, using an accelerated method. For Canadian GAAP purposes, furniture and fixtures, equipment, leasehold improvements, and computer equipment are to be depreciated over useful lives of five, three, two, and three years, respectively, using a straight-line method. The difference in methodology results in a reported U.S. GAAP net income in excess of Canadian GAAP of $38,244 and $2,104 for the periods ended September 30, 2000 and 1999, respectively. The difference does not have a material effect on the earnings per share calculation for either period.





                                   * * * * * *