Form 10QSB
period 2000-12-31
CINTECH SOLUTIONS INC
filed 2001-02-13
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000


         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
               For the transition period from ______________ to ________________



                             CINTECH SOLUTIONS, INC.

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

                                       N/A
                   ------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,323,328 SHARES OF COMMON STOCK AS OF DECEMBER 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

         The condensed financial statements attached to the end of this quarterly report are filed as part of this quarterly report (reference Exhibit
99). The financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

         The following selected financial information set forth below has been derived from the unaudited condensed financial statements of the Company. This discussion and analysis should be read in conjunction with such financial statements. All amounts are in US dollars.

Results of Operations
---------------------

For the three months ended December 31, 2000 compared to the three months ended
-------------------------------------------------------------------------------
December 31, 1999
-----------------

         Sales for the three months ended December 31, 2000 were $2,664,000 compared to $3,835,000 for the same period last year. The $1,171,000 or 31%, decrease in sales is due to a 32% decrease in Automatic Call Distribution (ACD) revenue, a 39% decrease in other Computer Telephony Industry (CTI) revenue and a 24% decrease in services revenue.

         Gross profit of $1,937,000 was $782,000, or 29%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 73%, or 2% higher than that experienced during the same period of the prior year.

         Research and development costs of $248,000 were $90,000, or 57%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,666,000 were $135,000, or 9%, higher than the comparable prior year period.

         The Company realized income from operations of $24,000, or 1%, for the three months ended December 31, 2000 compared to income from operations of $1,030,000, or 27%, reported for the same period last year.

         Other income was $107,000 as compared to $84,000 for the comparable prior year period.

         The income tax provision of $41,000 for the three months ended December 31, 2000 as compared to $287,000 for the comparable prior year period decreased as a result of lower taxable income.

         The Company realized net income of $90,000 for the three months ended December 31, 2000 compared to net income of $828,000 reported for the same period last year. Earnings per share, basic and diluted, were $0.01 versus $0.07 and $0.06 per share, basic and diluted, respectively, reported for the comparable prior year period.

         For the six months ended December 31, 2000 compared to the six months
         ---------------------------------------------------------------------
ended December 31, 1999
-----------------------

         Sales for the six months ended December 31, 2000 were $5,275,000 compared to $6,854,000 for the same period last year. The $1,579,000 or 23%, decrease in sales is due to a 24% decrease in Automatic Call Distribution (ACD) revenue, a 41% decrease in other Computer Telephony Industry (CTI) software revenue and a 13% decrease in services revenue.

         Gross profit of $3,868,000 was $1,055,000, or 21%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 73%, or 1% higher than that experienced during the same period of the prior year.

         Research and development costs of $512,000 were $235,000, or 85%, higher than the comparable prior year period. Selling, general and administrative expenses of $3,334,000 were $554,000, or 20%, higher than the comparable prior year period.

         The Company realized income from operations of $23,000, or 0.4%, for the six months ended December 31, 2000 compared to income from operations of $1,867,000, or 27%, reported for the same period last year.

         Other income was $233,000 as compared to $126,000 for the comparable prior year period.

         The income tax provision of $80,000 for the six months ended December 31, 2000 as compared to $465,000 for the comparable prior year period decreased as a result of lower taxable income.

         The Company realized net income of $176,000 for the six months ended December 31, 2000 compared to net income of $1,528,000 reported for the same period last year. Earnings per share, basic and diluted, were $0.01 versus a $0.12 per share reported for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

         Working Capital increased to $7.7 million as compared to $7.3 million for the corresponding period of last year. The increase of $0.4 million is primarily due to an increase in deferred income taxes of $0.1 million combined with decreases in deferred maintenance revenue of $0.4 million and accrued wages and compensation of $0.1 million, which were offset, by a decrease in cash and marketable securities of $0.3 million. The decrease in cash and marketable securities reflects the increased spending for software development combined with the decrease in sales volume and profitability experienced by the Company to date in fiscal 2001.

         As of December 31, 2000, the Company held cash and marketable securities totaling approximately $7.8 million and had no outstanding long-term debt obligations.

         The Company's plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company has no material commitments for capital expenditures. The Company feels that there are no significant elements of income or loss that does not arise from the Company's continuing operations.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the annual meeting of shareholders held on October 24, 2000, the following matters were to be voted upon: 1) to elect Directors, 2) to appoint Deloitte & Touche as auditors and to authorize the Directors to fix their remuneration and 3) to adopt a resolution to amend the Articles of Incorporation of the Company to change its name to Cintech Solutions, Inc. Of the proxies received, the following shares were voted For/Against/Withheld:


        1)      To elect Directors:                             FOR             AGAINST          WITHHELD
                Diane M. Kamionka                            10,636,633            0                1,100
                Bryant A. Downey                             10,636,633            0                  500
                Frank W. Terrizzi                            10,636,633            0                  500
                Carol E. Snell                               10,636,633            0                1,100
                Christopher D. Brennan                       10,636,633            0                  500

        2)      To appoint Deloitte & Touche                 10,634,233            0                3,500
                as auditors and to authorize the
                Directors to fix their remuneration



        3)      To approve and ratify a resolution to        10,631,733          2,000              4,000
                amend the Articles of Incorporation of
                the Company to change its name to
                Cintech Solutions, Inc.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following Exhibits are required by Item 601 of Regulation S-B:


         Exhibit
         Number            Description of Document                                      Page
         ------            ------------------------------------------------------       ----
              3            Amended Articles of Incorporation                            Attached
             15            Letter on Unaudited Interim Financial Information            Attached
             27            Financial Data Schedule                                      Attached
             99            Financial Statements / Independent Accountants' Report       Attached

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.


By:  /s/ Diane M. Kamionka                               Date: February 14, 2001
       ---------------------------------
      Diane M. Kamionka
      President and Chief Executive Officer

By:  /s/ Michael E. Freese                               Date: February 14, 2001
       ---------------------------------
      Michael E. Freese
      Director of Finance and Administration