Form 10QSB
period 2001-03-31
CINTECH SOLUTIONS INC
filed 2001-05-14
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2001


         [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
               For the transition period from _____________ to ________________



                             CINTECH SOLUTIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

              OHIO                                      31-1200684
     --------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                                 --------------
                           (Issuer's telephone number)

                                        N/A
                         ------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
     ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,325,727 shares of common stock as of March 31, 2001.

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

Results of Operations
---------------------

For the three months ended March 31, 2001 compared to the three months ended
----------------------------------------------------------------------------
March 31, 2000
--------------

         Sales for the three months ended March 31, 2001 were $1,253,000 compared to $2,823,000 for the same period last year. The $1,570,000 or 56%, decrease in sales is due to a 66% decrease in Automatic Call Distribution (ACD) revenue, a 47% decrease in other Computer Telephony Industry (CTI) revenue and a 32% decrease in services revenue.

         Gross profit of $732,000 was $1,408,000, or 66%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 58%, or 18% lower than that experienced during the same period of the prior year.

         Research and development costs of $233,000 were $43,000, or 22%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,551,000 were $130,000, or 9%, higher than the comparable prior year period.

         The Company realized a loss from operations of $1,052,000, or 84%, for the three months ended March 31, 2001 compared to income from operations of $528,000, or 19%, reported for the same period last year.

         Other income was $123,000 as compared to $103,000 for the comparable prior year period.

         The income tax benefit of $369,000 for the three months ended March 31, 2001 as compared to an income tax provision of $126,000 for the comparable prior year period decreased as a result of lower taxable income.

         The Company realized a net loss of $561,000 for the three months ended March 31, 2001 compared to net income of $505,000 reported for the same period last year. Loss per share, basic and diluted, was $0.05 as compared to earnings per share, basic and diluted, of $0.04 reported for the comparable prior year period.

         For the nine months ended March 31, 2001 compared to the nine months
         --------------------------------------------------------------------
ended March 31, 2000
--------------------

         Sales for the nine months ended March 31, 2001 were $6,527,000 compared to $9,676,000 for the same period last year. The $3,149,000 or 33%, decrease in sales is due to a 35% decrease in Automatic Call Distribution (ACD) revenue, a 43% decrease in other Computer Telephony Industry (CTI) software revenue and a 20% decrease in services revenue.

         Gross profit of $4,600,000 was $2,463,000, or 35%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 70%, or 3% lower than that experienced during the same period of the prior year.

         Research and development costs of $745,000 were $278,000, or 60%, higher than the comparable prior year period. Selling, general and administrative expenses of $4,885,000 were $684,000, or 16%, higher than the comparable prior year period.

         The Company realized a loss from operations of $1,030,000, or 16%, for the nine months ended March 31, 2001 compared to income from operations of $2,395,000, or 25%, reported for the same period last year.

         Other income was $356,000 as compared to $229,000 for the comparable prior year period.

         The income tax benefit was $289,000 for the nine months ended March 31, 2001 as compared to an income tax provision of $591,000 for the comparable prior year period. In the current year, the operating loss generated a tax benefit related to operating loss carryforwards.

         The Company realized a net loss of $385,000 for the nine months ended March 31, 2001 compared to net income of $2,032,000 reported for the same period last year. Loss per share, basic and diluted, were $0.03, versus earnings per share, basic and diluted, of $0.17 and $0.16 respectively, reported for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

         Working Capital decreased to $6.7 million as compared to $7.4 million for the corresponding period of last year. The decrease of $0.7 million is primarily due to decreases in cash and marketable securities of $1.5 million and accounts receivable of $0.3 million while offset by an increase in deferred income taxes of $0.2 million combined with decreases in accounts payable of $0.3 million, deferred maintenance revenue of $0.3 million and accrued wages and compensation of $0.2 million. The decrease in cash and marketable securities reflects the increased spending for software development combined with the decrease in cash flow from operations experienced by the Company to date in fiscal 2001.

         As of March 31, 2001, the Company held cash and marketable securities totaling approximately $7.0 million and had no outstanding long-term debt obligations.

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

         Not Applicable

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The following Exhibits are required by Item 601 of Regulation S-B:


         Exhibit
         Number            Description of Document                                               Page
         ------            -----------------------                                               ----
             15            Letter on Unaudited Interim Financial Information                     Attached
             99            Financial Statements / Independent Accountants' Report                Attached

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.


By:  /s/ Diane M. Kamionka                               Date: May 14, 2001
     -----------------------------------
     Diane M. Kamionka
     President and Chief Executive Officer

By:  /s/ Michael E. Freese                               Date: May 14, 2001
     ------------------------------------
     Michael E. Freese
     Director of Finance and Administration