Form 10KSB
period 2001-06-30
CINTECH SOLUTIONS INC
filed 2001-09-25
CIK 926038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                              ---------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------

                     For the Fiscal Year Ended June 30, 2001

                           Commission File No. 0-24448
                                               -------

                             CINTECH SOLUTIONS, INC.
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

                                      None

                              --------------------

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                             Yes   X           No _____
                                                 -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B (sec.228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].


         All amounts specified in this Annual Report are in U.S. Dollars, unless otherwise specified herein.

         The registrant's revenues as of June 30, 2001 were $8,355,715.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2001 was $2,848,694.

         The outstanding voting securities of the registrant at the close of business on June 30, 2001 were 12,327,727 shares of Common Stock without par value.


                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

                Document                                    Part
                --------                                    ----

         A.     Registration Statement on                   Parts I, II and III
                Form 10-SB (Release No.
                34-32231), as amended, filed
                June 27, 1994


         B.     Proxy Statement                             Parts II and III
                Filed on or about September 21, 2001

                                     PART I

                              CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Cintech Solutions, Inc. (the "Company" or "Cintech") or statements made by its directors, officers or employees may contain "forward-looking" information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors, which could cause actual results, or events to differ materially from those anticipated by the forward-looking statements. Such factors, include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, and the Company's ability to penetrate additional markets and manage operations related to additional markets. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues, which the Company might face.

Item 1.   Description of Business.
----------------------------------

Cintech Solutions was incorporated by means of Articles of Incorporation filed under the laws of the State of Ohio on March 20, 1987. The Company has operated continuously since that time and grown through internal development of an array of computer software products. The Company has not experienced any bankruptcy or similar proceedings, nor has it been involved in any merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company's shares are registered on the Toronto Stock Exchange
(TSE) and are traded under the symbol CTM.

Cintech Solutions creates Internet technology solutions to manage and analyze interactions with customers, partners and associates for improved relationships and informed decision-making.

Cintech Solutions is a leader in contact center systems, with over 10,000 installations.

Cintech Solutions partners with IBM, Nortel Networks and other technology leaders to market and distribute certain of its products and services.

Cintech's newest solution, NetVIA(TM), is a full-featured multichannel e-contact center acclaimed for its ease of use and administration. NetVIA unifies multiple channels of communications -- all voice, fax, e-mail and Web interactions -- for more effective communications and management information. It connects resources located anywhere to create a virtual, networked e-contact center scalable from single to multiple servers. NetVIA maximizes the potential of e-business by empowering communication anytime, anywhere, in any way.

Cintech's strategy is to further develop and maintain its leadership position as a provider of contact center solutions, and to expand its market opportunities by licensing its core interaction management technologies. The key elements of its strategy include:

         - Multichannel contact centers - Expand market leadership in contact centers through the delivery of the NetVIA e-contact center application. Cintech is pursuing relationships with distributors and partners both in North America and internationally.

         - Voice-only contact centers - Maintain its market share leadership and profitable revenue stream from its voice-only contact center applications by delivering ongoing product enhancements and through distributor programs and support.

         - Technology licensing - Expand its market by licensing Cintech's core interaction management technology to both vertical market application developers and to broader e-business application developers such as CRM (Customer Relationship Management) and PIMS (Personal Information Managers).

         - Support services - Broaden its service offerings in response to the growing need for expert services in evolving from voice-only contact centers to multichannel contact centers.

Customers of Cintech's contact center software applications range from Fortune 1000 companies through entrepreneurial start-ups. Some of the Company's customers include American Express, Bank of America, Borders Bookstores, Budget Rent-a-Car, Carlson Wagonlit Travel, Chrysler Corporation, Johnson & Johnson, Merrill Lynch, Motorola, The North Face - Canada, Royal Bank of Canada, The Sharper Image, Snap-On Tools of Canada, Stanford University, Yellow Cab and CIBC.

INDUSTRY BACKGROUND

The Company operates in the communications industry which is undergoing profound change as the Internet, the convergence of voice and data networks, and the proliferation of e-business revolutionize the landscape. A "new world" communications model has emerged that encompasses Web, e-mail, fax and voice interactions. The Company believes this new model for interacting with customers and partners represents significant opportunity to create comprehensive technology solutions for evolving e-businesses. The Company's ability to participate in this emerging market opportunity is dependent upon establishing distribution for its NetVIA e-contact center application and building relationships for licensing its interaction management technology. In addition, the Company uses projections and estimates from industry analysts and researchers about market size and opportunity in developing its business strategy; actual results or events could differ.

                          CONVERGENCE OF VOICE AND DATA
                          -----------------------------

Voice and data networks, which were historically separate entities, are converging into a single, efficient network. In this environment, voice can be digitized into packets and sent over the data network (Voice over IP (Internet Protocol) or VoIP). This allows voice to be handled similarly to e-mail and Web interactions, opening the door to applications that unite these multichannel interactions into a single system. Additionally, remote workers and multiple locations can be cost effectively networked for both voice and data interactions.

         - The worldwide VoIP equipment market is projected to increase to $11.6 billion in 2004, growing at a compound annual rate of
                  61.1 percent. -MultiMedia Telecommunications Market Review and Forecast, 2001, authored by Arthur Green (principal), released by Telecommunications Industry Association.

                      OPEN STANDARDS VIA INTERNET PROTOCOL
                      ------------------------------------

A converged voice and data network provides the framework for the rapid deployment of applications using Internet Protocol (IP). Using IP as a backbone, business applications -- like contact centers -- no longer rely on proprietary telephone switches, hardware, operating systems, and client appliances that have governed application deployment in the traditional business model. IP applications are based on open standards that support multi-vendor operating systems and enable integration with other applications, hardware, and appliances. This is analogous to the computer environment where multiple vendors create applications that all interoperate freely on a variety of platforms. It is this open architecture, hardware independence and interoperability that drives the development of comprehensive, end-to-end solutions. Cintech believes this open environment will speed application deployment, provide the framework for application integration, and increase the opportunities for technology partnering.

                THE E-BUSINESS EXPLOSION AND THE NEED FOR SERVICE
                -------------------------------------------------

The proliferation of the Internet and its inherent capabilities has spawned e-business and e-commerce, where customers, partners and employees can efficiently conduct business using the Internet as the backbone. E-businesses require new tools to support this infrastructure.

         - The number of people looking for online customer service will double from 33 million in 2001 to 67 million in 2005, and companies are ready to invest the money to meet this demand - Jupiter Media Metrix June 2001, as reported in PRNewswire, June 26, 2001.

The Company believes that as e-business continues to proliferate, the need for high level, personalized service for tech savvy customers and partners will become increasingly important.

                            MULTICHANNEL INTERACTIONS
                            -------------------------

In the new model for communications, customers, business partners and employees are routinely interacting through multiple channels of communication -- voice, e-mail, fax and Web.

         - By next year [2002], e-mail will grow from 9.8 percent to 17.3 percent of a company's total number of contacts with customers, while contacts by way of the Web will leap from 8.1 percent to 17.1 percent. -Forrester Research, 2001, as reported in Information Week - "The Modern Call Center," authored by Bob Wallace and George V. Hulme, April 9, 2001.

                        VIRTUAL CONTACT CENTER EMERGENCE
                        --------------------------------

Prior to the convergence of voice and data, the limitations of voice technology meant that a contact center had to be centrally located with all of the employees physically situated in one location. One of the inherent benefits of a converged voice and data network based on IP technology is that decentralized, "virtual" contact centers are now feasible and affordable for businesses of all sizes. A virtual contact center connects employees that may be physically located anywhere into a single entity for contact handling, reporting and management. A virtual contact center can be 50 agents in one location or 50 locations each with one agent -- the customer experience would be the same. In today's global business environment, where employees and remote offices are established worldwide, the virtual contact center diminishes the physical distance.

         - A survey by Customer Support Management found that 24.7 percent of companies queried already have a virtual contact center in place and 17.7 percent plan on using virtual agents in the future. Of the virtual agents, 56.8 percent work in multiple contact centers, 18.9 percent work in the field and
                  17.6 percent work at home. - published in Customer Support Management Magazine, "Moving to a `Virtual' Contact Center," by Penny Lunt, Jan. 2001

         - There are 2 million remote branch offices around the globe, with the average enterprise supporting nearly 100 remote offices. -Cahners in-Stat Group: All Business is eBusiness:
                  U.S. Remote Branch Office Demographics and the Impact of Fragmentation - January 2001.

FROM CALL CENTER TO CONTACT CENTER: A TRANSFORMATION

In the 1970's, call centers were born. They revolutionized how businesses operated and redefined "customer service." Call centers held the promise of improved customer satisfaction, increased revenues, reduced costs and higher profitability by conducting business over the telephone instead of through costly face-to-face contact. It was the first critical step in providing the convenience, access and information that customers not only expect, but demand from almost every type of business today. For the next 20 years, call centers were the domain of only the largest organizations because of the prohibitive cost and large-center focus of the existing technology.

In the early 1990's, Cintech pioneered PC-based call center solutions that made it feasible for businesses of any size to deploy call center technology - from the small start-up business to the Fortune 1000 with hundreds of remote branch offices. Cintech partnered with Nortel Networks (then Northern Telecom) to deliver its portfolio of solutions for the Norstar business communications system that was, and still is, targeted to small and mid-size call centers.

Through Nortel Networks, Cintech is partnered with authorized distributors of Norstar such as Nextira (formerly Williams Communications), SBC, Verizon and Bell Canada. Today, with more than 10,000 shipments, Cintech is the leading provider of voice-only contact center solutions to the small to mid-size market. The Company believes the voice-only contact center market will remain a stable, highly profitable business segment, while in parallel, significant new growth will derive from multichannel contact centers.

                     MARKET DRIVERS FOR THE E-CONTACT CENTER
                     ---------------------------------------

With the rapid adoption of the e-business model, businesses are evolving from voice-only contact centers to multichannel contact centers. As a critical element of an organization's e-business strategy, the e-contact center enables the enterprise to respond efficiently, and in a consistent, uniform manner to voice, Web, e-mail and fax interactions, and to reach across the enterprise to connect the customer with the best resource to meet their need. In addition to this customer-driven multichannel communication need, there are a number of other market drivers that are accelerating the migration to the e-contact center.

ADOPTION OF THE INTERNET/HIGH SPEED BANDWIDTH-

         - 50 percent of U.S. households have Internet access, and by 2005, Gartner projects that 75 percent of U.S. households will be connected - published on Gartner.com Oct. 22, 2000.

         - Of those users, Forrester Research projects that 2.8 million U.S. households are using broadband connections. That number is expected to rocket to 46.7 million by 2005 - As published in Interactive Week, "Fixed Wireless Increases Broadband Access," authored by Dan Whipple, March 20, 2001.

The spiraling growth is attributed to falling prices in PC hardware and to free Internet Service Providers and affordable, high-speed broadband. In particular, increased competition from cable modem and xDSL (Digital Subscriber Line) services have made high speed broadband accessible for an increasing number of households and businesses in the U.S. and abroad. For example, combined xDSL and cable modem penetration to total households is expected to reach up to 30 percent by 2003 in many of the world's leading markets according to a study by The Strategis Group (published on CyberAtlas, "Worldwide Future of DSL Looks Bright," authored by Michael Pastore, Aug. 2000). The dramatic increase in the use of the Internet means that businesses must be equipped to interact electronically (i.e., by e-mail and by Web) to compete in an e-business environment.

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

ORGANIZATION TRENDS - Attracting and retaining talented contact center employees is an ongoing challenge for most organizations. The virtual e-contact center, because it can deliver customer contacts anywhere on the network, enables an enterprise to offer a number of flexible work options:

         -        Work-at-home
         -        Telecommuting
         -        Flextime
         - Multiple remote contact centers versus large centralized contact centers

HIGH LEVEL FOCUS ON CUSTOMER SERVICE - The need to deliver a high level of customer service and to build loyalty for repeat business -- particularly among Internet users who are only a "click" away from a competitor's site -- is driving organizations to implement e-contact centers.

         - A survey of online businesses found that 93 percent of users say they regularly encounter problems with online help and that 95 percent left Web sites and abandoned transactions when problems arose. - Critical Research, May 2001, as published in Customer Interface, "Online Assistance Needs Help," authored by Angela Karr, July 2001.

ONE-ON-ONE MARKETING/UP-SELLING/INCREASED REVENUES - In a study from Servicesoft Inc., seventy nine percent of respondents said they had increased their spending at a merchant's site when customer service was good. With an e-contact center, a business has the capability to engage in one-on-one marketing, to educate the customer, learn preferences, build a database, and cross- and up-sell products and services, whether on the phone or at the Web site. The enterprise can maximize every customer exposure by gathering data and applying selling skills to increase revenues. This is the crux of Customer Relationship Management (CRM) of which the e-contact center is a critical component.

         THE E-CONTACT CENTER AND CUSTOMER RELATIONSHIP MANAGEMENT (CRM)
         ---------------------------------------------------------------

The e-contact center plays an important role in CRM. It is the front-door or portal into a business and provides the core capabilities for how and when an enterprise interacts with its customers. The e-contact center exchanges information with the CRM databases, providing detailed information on each customer interaction, and receiving database information from other applications for display on the desktop of the contact center employee.

The market for CRM products and services is surging forward which in parallel expands the market opportunity for contact centers.

         - Total CRM software application revenues will increase from $9.4 billion worldwide by the end of 2001, to approximately $30.6 billion in 2005. -Cahners In-Stat 2001, as published in CRM Community, "Three Faces of CRM and Morphing into One," authored by Kirsten Cloninger, Industry Analyst for Cahners-Instat, Aug., 2001.

CINTECH APPLICATIONS

The Company develops and markets technology and services in the following categories:

         1.       Multichannel e-contact center
         2.       Technology licensing
         3.       Voice-only contact centers
         4.       Services

A multichannel contact center application expands the basic functionality of the voice-only contact center to incorporate multiple options for interacting including voice, e-mail, fax and Web. The e-contact center distributes contacts to resources that can be located anywhere in the enterprise, not just in a single location. With multichannel and virtual environment capabilities, business information becomes increasingly important. The e-contact center application provides integrated management information in both real-time and historical formats on all channels of contact throughout the center. The e-contact center solution is an IP-based application and as such can run on open platforms and is switch independent.

Technology licensing focuses on exploiting the core technology of Cintech's software applications by licensing it to other developers of vertical market and broader e-business solutions. In this environment, Cintech's technology may be embedded in third party solutions or offered as an add-on module.

A voice-only contact center application is a specialized software call management system, which answers, queues and routes incoming telephone calls. It plays announcements to callers, encouraging them to hold until an agent (a person qualified to take the call) is available. It also provides statistics about the status of agents and callers waiting and provides specialized management information reports.

Services encompass the suite of services provided to both distributors and end-users. Services such as contact center configuration, installation, and training ensure that the contact center is operating efficiently and effectively.

1.   MULTICHANNEL e-CONTACT CENTER APPLICATIONS
In November 1999, Cintech announced its next generation of applications - the NetVIA e-contact center.

NetVIA is:

         - A multichannel e-contact center solution capable of handling voice, e-mail, fax and Web interactions
         -        Location neutral
         -        A true IP-based solution
         -        Designed for enterprises with:

                  - Voice, e-mail, fax and Web interactions with customers, partners and employees.
                  -        Multiple remote offices or work-at-home environments.
                  -        Requirements for e-service.
                  - Existing voice-only contact centers that need to evolve to multichannel.

      COMPETITIVE ADVANTAGES FOR MULTICHANNEL E-CONTACT CENTER APPLICATIONS
      ---------------------------------------------------------------------

INTEGRATED MULTICHANNEL CONTACT CONTROL - NetVIA delivers comprehensive control over multiple contact types (voice, e-mail and Web.) Skills based routing, automated response and text/voice announcements provide consistent handling regardless of contact type. Capabilities include chat, instant messaging, Web page sharing, and click-for-agent.

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

EASE OF USE & CONVENIENT ADMINISTRATION & MAINTENANCE - Understanding that many of NetVIA's users will be located in remote offices, NetVIA was deliberately architected to be easy to use, learn, configure and maintain. NetVIA's architecture allows multiple individuals in the organization to participate in the administration and maintenance of the e-contact center right at their desktop or from remote locations. Designed with security in mind, NetVIA can be configured so that only qualified individuals in the organization are authorized to make changes.

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

FLEXIBLE & SCALABLE = COST EFFECTIVE - NetVIA's design is flexible and scaleable to enable an organization to "evolve" to an e-contact center. Depending on its needs, a business can deploy the full solution with integrated multichannel capabilities, or implement channels in stages. This flexible implementation design enables an organization to add new channels, such as e-mail and Web, while keeping the existing voice-only contact center intact. NetVIA is also scalable, enabling an organization to expand its contact center to match its growth. The flexibility and modularity of NetVIA make it a cost effective solution for organizations that want to maximize investments in existing technologies while gaining the strategic value of a multichannel contact center.

2.   TECHNOLOGY LICENSING

A key element of Cintech's growth strategy is the licensing of its core interaction management technology. The capability of intelligently routing contacts across a data network has application in customized solutions for a variety of vertical markets as well as broader e-business solutions such as Customer Relationship Management (CRM), workforce management, and Enterprise Resource Planning (ERP).

NetVIA includes an integration facility (released in September 2001) that enables easy integration between NetVIA technology and third party applications. This is a critical component because it allows NetVIA to share information and history on every interaction with other applications. Conversely, it allows NetVIA to receive information from other applications so that customer database information, for example, can be displayed on the contact center agent's desktop.

The Company is pursuing technology licensing as a line of business. It sees opportunity for its interaction management technology to be licensed in a number of ways:
         - Embed the core contact center technology into a broader end-user application where NetVIA is a component of a larger solution

         - Offer technology components, such as e-mail, voice, Web and reporting as optional modules that can be integrated into a larger solution

Cintech believes technology licensing will develop into a line of business with significant growth potential.

3.   VOICE-ONLY CONTACT CENTER APPLICATIONS

Cintech markets a suite of voice-only contact center or call center solutions to the small to mid-size market that are developed uniquely for Nortel Network's Norstar business communication system:

         - CINPHONY - Introduced in 1991, CINPHONY is targeted to a sophisticated small to mid-size call centers with advanced needs. Reporting, enhanced management features, and capacities often become the critical sales elements.

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

                  Cintech's call center solutions for Norstar have been shipped to more than 10,000 customers, making Cintech the leading provider of voice-only contact center systems with fewer than 75 agents, according to a 2001 North American market share study from Dataquest.

        COMPETITIVE ADVANTAGES FOR VOICE-ONLY CONTACT CENTER APPLICATIONS
        -----------------------------------------------------------------

ACCESS TO MANAGEMENT INFORMATION - To address the critical importance of management information for a call center, PRELUDE and CINPHONY provide real-time and historical statistics and reporting as a standard product offering. MINUET also offers limited statistics. LAN (Local Area Network) and remote site access via a standard Internet browser is available through an add-on module called INFOCUS, making it even easier to access information.

SIMPLE MIGRATION & PRICING TO ACCOMMODATE GROWTH- Cintech's call center solutions are designed to accommodate business growth. A structured migration path allows a business to upgrade easily from MINUET to PRELUDE to CINPHONY via simple software installations. Additionally, Cintech's solutions are priced by system rather than by agent seat which is the industry norm. This allows a fast-growing company to add new agents up to the system's capacity, without investing additional new dollars for each new agent.

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

TIGHT INTEGRATION - The Company's call center solutions are uniquely designed as integrated applications for the Norstar telephone system. By writing its applications using the Open Application Interface, the Company achieves the tightest level of application integration possible. For example, supervisors can record and change announcements, monitor and/or join a call, or review call center statistics (MINUET only), all from their telephone set. Agents can login and logout, record a call, ask a supervisor for assistance, and enter category codes for calls from their telephone set. All the features of the Norstar are available; the call center application adds new functionality.

ADVANCED CALL ROUTING & HANDLING - The routing and handling of customer calls are an important -- if not mission-critical -- application for any call center. Cintech's call center solutions provide intelligent call routing and handling to the small to mid-size center, enabling businesses to answer more calls, reduce abandoned calls, cut hold times and improve customer service.

4.   SERVICES

Contact centers have gained mission-critical status within many companies. As a result, the implementation, management and maintenance of the center is as important, if not more important, than the technology itself. It is this philosophy that underscores the Company's ongoing commitment to ensuring customer success. Cintech makes the implementation, management and maintenance processes effective, thorough and problem-free through its Support Services programs. These support services allow target customers to capitalize on Cintech's vast, in-depth knowledge of the unique business requirements and environments of mid-size and smaller centers.

Cintech's Support Services offers a host of services that expedite implementation, management and maintenance:

         - IMPLEMENTATION SERVICES -The key to the successful utilization of any technology lies in the ability to implement the system right the first time. Cintech, as the developer and primary expert in its own applications, supplements the services of its distributors by providing detailed product expertise and knowledge of practical market deployment. Cintech offers the following services:

                  -        On-site installation and testing
                  -        Application configuration and verification
                  -        Training and certification of personnel

         - TRAINING AND EDUCATION - Cintech is dedicated to providing comprehensive technical and operational training of end-users and distributors. Experience has shown that many customers look for additional training once the system is installed and operational. This need comes from changes in personnel, expanded application development and the desire to understand the software capabilities more thoroughly to improve efficiencies of operation. Additional training on report generation and analysis is also key to most organizations for use in business decisions and for managing and growing the business.

The Company believes that as organizations transition from voice-only contact centers to multichannel contact centers, many will require outside assistance and expertise to help manage the transition. This segment of the business will expand to meet this growing need for expert services.

DISTRIBUTION & MARKETING STRATEGY
The Company's ability to effectively reach the diverse target market for its contact center solutions requires building a distribution network with broad geographic reach and strong sales and marketing capabilities.

The Company is building strategic alliances in two key areas:

         - Technology and marketing partners for creating and promoting best-in-class solutions. Cintech is currently partnered with two of the world's technology leaders: IBM and Nortel Networks.

         - Distribution partners with appropriate transport and/or service capabilities.

Cintech currently has an extensive distribution network established for its voice-only contact center solutions, primarily through its partnership with Nortel Networks. The Company's ability to extend -- and expand - its distribution network to include NetVIA is a critical factor in the Company's business strategy.

Cintech is pursuing distribution partners who are equipped to address the higher level of expertise and service that is required to deploy NetVIA. Often, the distributor will be required to augment the internal technical support of the end-user organizations, especially as enterprises grapple with evolving to a converged voice and data network, and managing and supporting multiple remote offices.

The Company's strategy is to partner with industry leaders, leverage the strengths of both companies, and deliver practical, comprehensive solutions. By combining its applications with the hardware, transport, services and distribution capabilities of its partners, Cintech is able to create comprehensive, end-to-end solutions.

IBM - In November 1999, Cintech announced its partnership with IBM, the worldwide leader in e-business solutions. Cintech's NetVIA e-contact center solution is being marketed as part of an IBM offering that includes Netfinity server hardware, consulting, data networking, implementation and integration services supplied by IBM Global Services. IBM and Cintech are leveraging existing relationships by offering the NetVIA solution to service providers who then incorporate their own transport, connectivity and services into the offering.

The relationship with IBM will become increasingly important for expanding into international markets. The expertise, geographic coverage and international relationships from IBM's Global Services (which includes more than 100,000 employees worldwide), coupled with the open technology of NetVIA, will enable Cintech to create the end-to-end solutions demanded by its global target market.

NORTEL NETWORKS - Cintech has a long relationship with Nortel Networks. Cintech's suite of voice-only contact center solutions -- CINPHONY, PRELUDE and MINUET -- designed uniquely for Nortel Networks' Norstar telephone switch, are distributed and marketed by Nortel Networks. Cintech's applications, combined with Nortel's switching hardware, are the most widely used solutions in the small to mid-size call center market.

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

OTHERS - With the introduction of NetVIA and its underlying open architecture, the potential for additional technology partners increases. Cintech will pursue future relationships in an effort to further expand the market for its solutions and to create new solutions designed to meet the market's needs.

                              DISTRIBUTION PARTNERS
                              ---------------------
Distribution is a major competitive advantage for Cintech. Broad distribution coverage is critical to reaching Cintech's large and diverse target market that encompasses both small and mid-size businesses as well as larger organizations with multiple contact centers. Currently, Cintech is partnered with numerous leading distributors in the U.S. and Canada to market and support its contact center solutions including Nextira (formerly Williams Communications), SBC, Verizon, and Bell Canada as well as approximately 500 smaller distributors. Cintech and the distributors work jointly to provide the necessary support services such as installation, training and maintenance. Cintech has a strong working history with many of its distributors, complementing the services and expertise of the respective companies.

The Company believes the international market for contact center solutions will continue to develop and will pursue international expansion with its partners.

WHERE CUSTOMERS GO TO BUY SOLUTIONS IN THE "NEW WORLD" OF GLOBAL COMMUNICATIONS
- The lines are graying between traditional data and voice distributors and service providers. Like the physical networks themselves, companies within the traditional telecommunications and the data networking industries are converging and merging. An astonishing number of new players are joining in. This changing, evolving landscape is providing opportunity for Cintech to broaden its current distribution relationships and develop new ones.

The convergence of voice and data is a new frontier for most organizations. As a result, they are looking to their distributors for knowledge and insight. As a result, leading telecom distributors have restructured their organizations to encompass data expertise and leading data distributors have done the same by adding telecom expertise. With lines blurring between data and telecom, Cintech is partnering with both types of organizations, which will in turn broaden its market coverage.

Cintech's indirect sales model is dependent on the success of distributors. Therefore, while distribution is one of its key strategic advantages, the Company's reliance on distribution is also one of its risk factors.

COMPETITIVE POSITION

The competitive landscape for voice-only contact centers, and particularly now for multichannel e-contact centers, has become more intense due to the market's attractive growth. The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. The industry also involves a number of risks, some of which are beyond the Company's control.

For its voice-only contact center solutions, Cintech competes with numerous vendors, including Avaya (formerly Lucent), Toshiba, and Siemens. Since telephone switching equipment has become somewhat of a commodity, it is the software applications, like Cintech's contact center solutions, that differentiate the overall solution. The combination of Cintech's software and Nortel Networks' Norstar is the leading solution for the small call center market defined as 75 or fewer agents.

The market for the NetVIA e-contact center solution is highly competitive and the Company believes it will continue to be as new companies enter this space and established companies merge. Vendors are approaching the market in a number of ways. Some of the prominent business models include:

         - ASPs (Application Service Providers) "lease" the application software

         - POINT APPLICATIONS address single channel capabilities such as Web-enabling or e-mail management systems

         - ALL-IN-ONE SOLUTIONS include both applications plus voice switching infrastructure, thereby displacing existing telephony switching equipment

         - IP-BASED SOLUTIONS reside on the data network enabling a virtual environment.

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

CUSTOMER SERVICE & SUPPORT
A contact center is critical to a company's ability to respond to its customers. When a contact center is out of operation, it can be a costly incident with losses in productivity, revenue, and customer satisfaction. For these reasons, Cintech is committed to delivering to its customers -- both distributors and end-users -- expert service and support, whenever it is needed.

CUSTOMER RESPONSE CENTER -- Cintech is dedicated to delivering technical support in a way that is most effective for its customers. The Customer Response Center assures that a highly responsive team of service experts will be available to quickly meet its customers' needs.

The Customer Response Center offers a centralized service resource to channel partners as well as end users, accessible through a toll free number. Unlimited technical telephone support from service experts is available Monday through Friday from 8 a.m. to 9 p.m. EST. After hours emergency support (from 9 p.m. to 8 a.m. weekdays, official holidays, etc.) is available through the same toll free service.

SOFTWARE MAINTENANCE -- Cintech's applications come with a one year Software Maintenance Plan from date of installation. Software Maintenance provides:

         -        Unlimited access to Customer Response Center

         -        Free software updates

         - Educational end user communication programs including news letters and Web resources.

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


DEPENDENCE ON CUSTOMERS/DISTRIBUTION

Cintech currently derives a significant portion of its revenue from its call center products that are integrated with the Norstar system. Because of this product concentration, Cintech would be materially adversely affected if users of the Norstar system determined to use another system or similar device or if the Norstar system ceased to be competitive in the marketplace. In March 1996, in order to further increase penetration of call center software sales to Norstar users, Cintech entered into a joint marketing agreement with Nortel whereby Nortel's sales and marketing organization has responsibility for selling the Company's software products through common distribution channels. Consequently, Cintech's business is, in part, dependent upon the degree of marketing support and effort provided by Nortel and the various distributors. Most of Cintech's sales are to large distributors in the telephony industry. For the year ended June 30, 2001 approximately 67 percent of the Company's sales were made to one such distributor.

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

RESEARCH AND DEVELOPMENT

The Company's research and development expenses during each of the last two fiscal years were as follows: $1,000,000 for the fiscal year ended June 30, 2001, and $673,000 for fiscal year ended June 30, 2000. The costs of such activities are considered overhead items that are reflected only indirectly in the pricing of the Company's products sold into the market.

EMPLOYEES

The Company presently has 86 employees, 85 of which are full time. Of these employees, 18 are involved primarily in sales, marketing and business development, 22 work on systems support, 30 are involved in product development and the remaining sixteen are responsible for all management and administrative functions.

Item 2.  Description of Property.
---------------------------------

The Company's plant and its executive offices comprising approximately 21,000 square feet are located at 2100 Sherman Avenue, Cincinnati, Ohio 45212. The Company leases this facility. The lease extends until April 30, 2002 and calls for escalating lease payments. Lease payments for the year ended June 30, 2001 amounted to approximately $384,000.

In fiscal 2001, the Company signed a lease agreement for a new office facility in Blue Ash, Ohio. This lease for approximately 44,000 square feet begins in December 2001 and expires in November 2011. This lease calls for escalating lease payments over the term of the lease. The Company plans to move all operations from Norwood, Ohio to this facility prior to the expiration of its current lease.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

The Company's common stock is held by approximately 1,215 shareholders of record as of June 30, 2001, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 2001 are shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.

FOR THE QUARTER ENDED                    HIGH(1)                  LOW(1)
---------------------                    -------                  ------
September 30, 1999                        2.70                     2.00
December 31, 1999                         7.40                     2.40
March 31, 2000                            7.75                     3.95
June 30, 2000                             5.50                     3.30
September 30, 2000                        4.35                     2.75
December 31, 2000                         2.85                     1.12
March 31, 2001                            2.50                     1.03
June 30, 2001                             1.60                     0.75

(1) Based on quotations obtained from the Toronto Stock Exchange. All amounts are in Canadian dollars.

No dividends were declared or paid during the two years ended June 30, 2001 and June 30, 2000, and the Company does not anticipate paying dividends in the foreseeable future.

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

Working Capital decreased to $6.4 million in 2001 from $7.7 million in 2000. The decrease of $1.3 million is attributable to the decreases in cash and marketable securities of $1.4 million and accounts receivable of $568,000 offset by decreases in accounts payable of $213,000, deferred maintenance revenue of $194,000 and accrued wages and compensation of $155,000.

During 2001, the Company used cash of $246,000 from operating activities and invested an additional $1.1 million and $119,000 in software development and fixed assets, respectively. The ending cash balance decreased by $1.9 million. The Company purchased additional marketable securities of $456,000.

At the end of 2001, the Company held cash and marketable securities totaling $6.9 million and had no outstanding long-term debt obligations.

The Company has planned material commitments for capital expenditures associated with the move to a new facility. These capital expenditures will include a new computer network, computer systems, phone system and furniture. The Company plans to lease and fund all items associated with these planned expenditures with cash flow from planned operating activities. The Company is not subject to seasonal aspects that could be expected to have a material effect on the Company's financial condition or its results of operations. The Company believes that there are no significant elements of income or loss that do not arise from the Company's continuing operations.

RESULTS OF OPERATIONS

The following selected financial information set forth below has been derived from the financial statements of the Company. This discussion and analysis should be read in conjunction with the financial statements and notes thereto which follow.

RESULTS OF OPERATIONS 2001 VERSUS 2000

 In fiscal 2001, sales of current products and services decreased by $4.3 million or 34% compared with 2000. This decrease by product is broken down as follows (in thousands):

                                                                       INCREASE
PRODUCT CATEGORY                         2001           2000         (DECREASE)
                                         ----           ----         ----------

ACD Products                           $5,717         $8,947           $(3,230)
Other CTI Products                        545            968              (423)
Services                                2,062          2,656              (594)
Other                                      32             49               (17)
                                       ------        -------           -------
Total                                  $8,356        $12,620           $(4,264)


Sales of the Automatic Call Distribution (ACD) software products and Services decreased by 36% and 22%, respectively. These decreases accounted for 90% of the decrease in total sales. ACD Products accounted for 68% of sales in 2001 as compared to 71% in 2000 while Services increased to 25% of sales in 2001 as compared to 21% in 2000.

Cost of products sold decreased $349,000 or 14% while cost of services and other sales decreased by $341,000 or 43% as compared to 2000. As a percentage of sales, overall cost of goods sold increased to 30% as compared to 25% in 2000. Gross Profit decreased $3.6 million or 38% as compared to 2000. The decrease in Gross Profit is a direct result of the decrease in sales.

Research and development costs of $1.0 million were $327,000 or 49% higher than 2000. In addition, the Company capitalized software development costs of $1.1 million during the year, an increase of $268,000 over 2000. The increase in research and development costs combined with the increase in capitalized development reflects the Company's emphasis on developing future products while continuing to improve and maintain existing products.

Selling, general and administrative expenses increased $730,000 or 13% over 2000. A schedule of the selling, general and administrative expense categories appears below (in thousands):
                                                                       INCREASE
EXPENSE CATEGORY                      2001            2000           (DECREASE)
                                      ----            ----           ----------

Payroll                             $4,408          $3,932                $476
Professional Services                  281             279                   2
Sales and Marketing                    722             740                (18)
Occupancy                              358             341                  17
Other                                  723             470                 253
                                    ------          ------                ----
Total                               $6,492          $5,762                $730


The increase in payroll expense is due to a 10% increase in staffing combined with the necessity to attract and retain quality employees in a competitive labor market. The increase in occupancy expense is due to increased operating expenses associated with its leased office facility combined with additional leased office space in 2001. The increase in other expenses is due to increasing health insurance costs associated with the increase in the number of employees, general insurance costs associated with current business activity levels and an increase in depreciation expense due to the increase in fixed assets.

The Company's loss from operations of $1,663,000 was $4,631,000 lower than that experienced in 2000.

Other income of $466,000 increased by $139,000 due to the increase in the amount of funds invested in marketable securities.

The income tax benefit of $523,000 is due to a benefit associated with the current year loss.

The net loss of $674,000 represents a decrease of $3,387,000 compared to the net income reported in 2000. The corresponding loss per share, basic and diluted, was $0.05 in 2001 compared to earnings per share, basic and diluted, of $0.22 and $0.21, respectively, in 2000.

Item 7.   Financial Statements.
-------   ---------------------

The financial statements attached to the end of this annual report are filed as part of this annual report. (See Exhibit 13)

Item 8.   Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
---------------------

The Company has nothing to report under this Item.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

The information required by this Item is incorporated herein by reference to the Company's 2001 definitive proxy statement to be filed on or about September 21, 2001 with the Securities and Exchange Commission as set forth under the captions "Voting Shares and Security Ownership of Certain Beneficial Owners and Management," "Compensation of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."


Item 10.  Executive Compensation.
---------------------------------

The information required by this Item is incorporated herein by reference to the Company's 2001 definitive proxy statement to be filed on or about September 21, 2001 with the Securities and Exchange Commission as set forth under the caption "Compensation of Directors and Officers."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The information required by this Item is incorporated herein by reference to the Company's 2001 definitive proxy statement to be filed on or about September 21, 2001 with the Securities and Exchange Commission as set forth under the caption "Voting Shares and Security Ownership of Certain Beneficial Owners and Management."

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company has nothing to report under this item.

Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------

(a).      EXHIBITS

Exhibit No                                   Description                          Where Provided
----------                                   -----------                          --------------

3.   Charter and Bylaws    ..............................................................  *
                                                                                           -
4.   Instruments Defining Rights of Security Holders.....................................  *
                                                                                           -
          4.1     Amended and Restated Stock Option Plan.................................  ***
                                                                                           ---

10.  Material Contracts..................................................................  *
                                                                                           -
          10.1   Lease between Cintech Tele-Management Systems, Inc. and
                 Norwood Real Estate Partners dated October 25, 1994.....................  **
                                                                                           --
          10.2   Amended and Restated Stock Option Plan..................................  ***
                                                                                           ---

13.   Annual Report to Shareholders

23.  Independent Auditor's Consent
          23.1 Consent of Deloitte & Touche LLP..........................................  Attached
                                                                                           --------



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

                               CINTECH SOLUTIONS, INC.

                               /s/ Diane M. Kamionka
                               _____________________________________
                               By:  Diane M. Kamionka,
                               President and Chief Executive Officer

September 24, 2001

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Diane M. Kamionka                                     September 24, 2001
___________________________                               ____________________
Diane M. Kamionka,                                                Date
President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Michael E. Freese                                     September 24, 2001
___________________________                               _____________________
Michael E. Freese                                                 Date
Director of Finance and Administration


DIRECTORS:

/s/ Diane M. Kamionka                                     September 24, 2001
___________________________                               _____________________
Diane M. Kamionka,                                                Date
President, Chief Executive Officer and Director



/s/ Bryant A. Downey                                      September 24, 2001
___________________________                               _____________________
Bryant A. Downey,                                                 Date
Chief Technology Officer and Director



/s/ Christopher D. Brennan                                September 24, 2001
___________________________                               _____________________
Christopher D. Brennan                                            Date
Director



/s/ Frank w. Terrizzi                                     September 24, 2001
___________________________                               _____________________
Frank W. Terrizzi                                                 Date
Director








  `                                     23