Form 10QSB
period 2001-09-30
CINTECH SOLUTIONS INC
filed 2001-11-14
CIK 926038

                                   FORM 10-QSB

    [As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to _______________



                             CINTECH SOLUTIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                  OHIO                                31-1200684
     ---------------------------------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)

                   2100 Sherman Avenue, Cincinnati, Ohio 45212
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 731-6000
                              --------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,325,727 shares of common stock as of September 30, 2001.

         Transitional Small Business Disclosure Format (check one):


                                                Yes       No    X
                                                   -----     -------




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


Results of Operations
---------------------

         For the three months ended September 30, 2001 compared to the three
         -------------------------------------------------------------------
months ended September 30, 2000
-------------------------------

         Sales for the three months ended September 30, 2001 were $1,613,000 compared to $2,611,000 for the same period last year. The $998,000 or 38%, decrease in sales is due to a 41% decrease in ACD (Automatic Call Distribution) revenue, a 32% decrease in revenue from other Company products and a 32% decrease in services revenue.

         Gross profit of $1,033,000 was $898,000, or 46%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 64% or 10% less than that experienced during the same period of the prior year.

         The Company continued its investment in its growth strategy. Research and development costs of $279,000 were $14,000, or 5%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,692,000 were $24,000, or 1%, higher than the comparable prior year period.

         The Company realized a loss from operations of $937,000 for the three months ended September 30, 2001 as compared to a loss from operations of $1,000 reported for the same period last year.

         Other income was $52,000 as compared to $126,000 for the comparable prior year period due primarily to a decrease in marketable securities and the rate of return on investments.

         The income tax benefit of $324,000 as compared to an income tax provision of $39,000 for the comparable prior year period changed as a result of the change in taxable income.

         The Company realized a net loss of $562,000 for the three months ended September 30, 2001 compared to net income of $86,000 reported for the same period last year. Loss per share, basic and diluted, were $0.05 versus a net income of $0.01 per share reported for the comparable prior year period.



Liquidity and Capital Resources
-------------------------------

         Working Capital decreased to $5.4 million as compared to $7.6 million for the corresponding period of last year. The decrease of $2.2 million is primarily due to decreases in cash and marketable securities and accounts receivable of $2.1 million and $0.6 million, respectively, which were offset by decreases in deferred maintenance revenue and other liabilities of $0.1 million and $0.1 million, respectively.

         As of September 30, 2001, the Company held cash and marketable securities totaling approximately $5.6 million and had no outstanding long-term debt obligations.


         The Company's plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company has planned material commitments for capital expenditures associated with the move to a new facility. These capital expenditures will include a new computer network, computer systems, phone system and furniture. In the near term, the Company plans to lease and fund all items associated with these planned expenditures with its cash and marketable securities. The Company feels that there is no significant element of income or loss that does not arise from the Company's continuing operations.

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

         Not Applicable

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K

         The following Exhibits are required by Item 601 of Regulation S-B:


         Exhibit
         Number            Description of Document                                      Page
         ------            --------------------------------------------                 ----
             15            Letter on Unaudited Interim Financial Information            Attached
             99            Financial Statements/Independent Accountant's Report         Attached

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


CINTECH SOLUTIONS, INC.


By:  /s/ Diane M. Kamionka                           Date: November 14, 2001
     ---------------------------------
     Diane M. Kamionka
     President and Chief Executive Officer


By:  /s/ Dino Lucarelli                              Date: November 14, 2001
     ----------------------------------
     Dino Lucarelli
     Chief Financial Officer