Form 10QSB
period 2001-12-31
CINTECH SOLUTIONS INC
filed 2002-02-14
CIK 926038

FORM 10-QSB
PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
EX-15
EX-99

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from to

CINTECH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

OHIO	31-1200684

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4747 Lake Forest Drive, Cincinnati, Ohio 45242

(Address of principal executive offices)

(513) 731-6000

(Issuer’s telephone number)

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,325,727 shares of common stock as of December 31, 2001.

     Transitional Small Business Disclosure Format (check one): Yes                No     X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements attached to the end of this quarterly report are filed as part of this quarterly report. The financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2. Management’s Discussions and Analysis or Plan of Operation.

     The following selected financial information set forth below has been derived from the unaudited condensed financial statements of the Company. This discussion and analysis should be read in conjunction with such financial statements. All amounts are in US dollars.

Results of Operations

For the three months ended December 31, 2001 compared to the three months ended December 31, 2000

     Revenues for the quarter ended December 31, 2001 were $1,764,000. This figure includes a favorable adjustment of $283,000 to reduce reserves for customer returns and price adjustments. Net of this adjustment, revenues for the quarter were $1,481,000, compared to $2,664,000 for the same period last year. The $1,183,000 or 44%, decrease in sales is due to a 47% decrease in Automatic Call Distribution (ACD) revenue, a 38% decrease in revenue from other Company products and a 35% decrease in services revenue.

     Gross profit of $1,296,000 was $641,000, or 33%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 73% for the quarter. Gross profit was favorably impacted by the reserve adjustment described above. Without this adjustment, gross profit for the quarter would have been $1,014,000, representing gross margin of 68% for the period ended December 31, 2001, versus $1,937,000 or 73% for the same period last year.

     The Company continued its investment in its growth strategy. Research and development costs of $302,000 were $55,000, or 22%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,670,000 were $4,000 higher than the comparable prior year period. Selling, general and administrative expenses included costs of $119,000 associated with the move to the company’s new facilities in Blue Ash in December 2001. Excluding the impact of these non-recurring costs, selling, general and administrative expenses for the quarter would have declined by 7% when compared to the same period last year. The Company accrued $104,000 of costs associated with the termination of the lease in Norwood.

     The Company realized a loss from operations of $780,000 for the three months ended December 31, 2001 as compared to income from operations of $24,000 reported for the same period last year.

     Other income was $29,000 as compared to $107,000 for the comparable prior year period due primarily to a decrease in marketable securities and the rate of return on investments.

     The income tax benefit of $239,000 as compared to an income tax provision of $41,000 for the comparable prior year period changed as a result of the change in taxable income.

     The Company realized a net loss of $512,000 for the three months ended December 31, 2001 compared to net income of $90,000 reported for the same period last year. Loss per share, basic and diluted, were $0.04 versus a net income of $0.01 per share reported for the comparable prior year period.

For the six months ended December 31, 2001 compared to the six months ended December 31, 2000

     Revenues for the six months ended December 31, 2001 were $3,377,000. This figure includes a favorable adjustment of $283,000 to reduce reserves for customer returns and price adjustments. Net of this adjustment, revenues for the six months were $3,094,000, compared to $5,275,000 for the same period last year. The $2,181,000 or 41%, decrease in sales is due to a 44% decrease in Automatic Call Distribution (ACD) revenue, a 35% decrease in revenue from other Company products and a 33% decrease in services revenue.

     Gross profit of $2,329,000 was $1,539,000, or 40%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 69% for the six months. Gross profit was favorably impacted by the reserve adjustment described above. Without this adjustment, gross profit for the six months would have been $2,046,000, representing gross margin of 66% for the period ended December 31, 2001, versus $3,868,000 or 73% for the same period last year.

     The Company continued its investment in its growth strategy. Research and development costs of $581,000 were $69,000, or 14%, higher than the comparable prior year period. Selling, general and administrative expenses of $3,361,000 were $28,000 higher than the comparable prior year period. Selling, general and administrative expenses included costs of $119,000 associated with the move to the company’s new facilities in Blue Ash in December 2001. Excluding the impact of these non-recurring costs, selling, general and administrative expenses for the six months would have declined by 3% when compared to the same period last year. The Company accrued $104,000 of costs associated with the termination of the lease in Norwood.

     The Company realized a loss from operations of $1,718,000 for the six months ended December 31, 2001 as compared to income from operations of $23,000 reported for the same period last year.

     Other income was $81,000 as compared to $233,000 for the comparable prior year period due primarily to a decrease in marketable securities and the rate of return on investments.

     The income tax benefit of $563,000 for the six months ended December 31, 2001 as compared to an income tax provision of $80,000 for the comparable prior year period changed as a result of the change in taxable income.

     The Company realized a net loss of $1,073,000 for the six months ended December 31, 2001 compared to net income of $176,000 reported for the same period last year. Loss per share, basic and diluted, were $0.09 versus a net income of $0.01 per share reported for the comparable prior year period.

Liquidity and Capital Resources

     Working Capital decreased to $4.4 million as compared to $7.7 million for the corresponding period of last year. The decrease of $3.3 million is primarily due to decreases in cash and marketable securities and accounts receivable of $3.1 million and $0.4 million, respectively, which were offset by decreases in deferred maintenance revenue and other liabilities of $0.2 million and $0.1 million, respectively.

     As of December 31, 2001, the Company held cash and marketable securities totaling approximately $4.7 million and had no outstanding long-term debt obligations.

     The Company’s plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company feels that there is no significant element of income or loss that does not arise from the Company’s continuing operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on October 23, 2001, the following matters were to be voted upon: 1) to elect Directors and 2) to appoint Deloitte & Touche LLP as auditors. Of the proxies received, the following shares were voted For/Against/Withheld:

1)	To elect Directors:	For	Against	Withheld
	Diane M. Kamionka	8,854,246	0	4,300
	Bryant A. Downey	8,854,246	0	4,300
	Frank W. Terrizzi	8,854,246	0	4,300
	Christopher D. Brennan	8,854,246	0	4,300
	Richard G. Reid	8,854,246	0	4,300
2)	To appoint Deloitte & Touche LLP
	as auditors	8,853,346	1,700	3,500

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     The following Exhibits are required by Item 601 of Regulation S-B:

Exhibit
Number	Description of Document	Page

15 99	Letter on Unaudited Interim Financial Information Financial Statements / Independent Accountants’ Report	Attached Attached

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.

By:	/s/ Diane M. Kamionka Diane M. Kamionka President and Chief Executive Officer	Date: February 14, 2002

By:	/s/ Dino Lucarelli Dino Lucarelli Chief Financial Officer	Date: February 14, 2002