Form 10QSB
period 2002-03-31
CINTECH SOLUTIONS INC
filed 2002-05-14
CIK 926038

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to ___________

CINTECH SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

OHIO	31-1200684
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,327,227 shares of common stock as of March 31, 2002.

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

Results of Operations

For the three months ended March 31, 2002 compared to the three months ended March 31, 2001

     Revenues for the quarter ended March 31, 2002 were $1,405,000. This figure includes a favorable adjustment of $128,000 to reduce reserves for customer returns and price adjustments. Net of this adjustment, revenues for the quarter were $1,277,000, compared to $1,253,000 for the same period last year. The $24,000 or 2%, increase in sales is due to a 22% increase in Automatic Call Distribution (ACD) revenue that was offset by a 15% decrease in revenue from other Company products and a 20% decrease in services revenue.

     Gross profit of $959,000 was $228,000, or 31%, higher than the corresponding period of last year. Gross profit as a percentage of sales was 68% for the quarter. Gross profit was favorably impacted by the reserve adjustment described above. Without this adjustment, gross profit for the quarter would have been $831,000, representing gross margin of 65% for the period ended March 31, 2002, versus $732,000 or 58% for the same period last year.

     The Company continued its investment in its growth strategy. Research and development costs of $265,000 were $32,000, or 14%, higher than the comparable prior year period. Selling, general and administrative expenses of $1,711,000 were $160,000, or 10%, higher than the comparable prior year period.

     The Company realized a loss from operations of $1,017,000 for the three months ended March 31, 2002 as compared to a loss from operations of $1,052,000 reported for the same period last year.

     Other income was $32,000 as compared to $123,000 for the comparable prior year period due primarily to a decrease in marketable securities and the rate of return on investments.

     The income tax benefit of $335,000 as compared to $369,000 for the comparable prior year period changed as a result of the change in taxable income.

     The Company realized a net loss of $651,000 for the three months ended March 31, 2002 compared to a net loss of $561,000 reported for the same period last year. Loss per share, basic and diluted, were $0.05 versus a loss of $0.05 per share reported for the comparable prior year period.

For the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001

     Revenues for the nine months ended March 31, 2002 were $4,782,000. This figure includes a favorable adjustment of $411,000 to reduce reserves for customer returns and price adjustments. Net of this adjustment, revenues for the nine months were $4,371,000, compared to $6,527,000 for the same period last year. The $2,156,000 or 33%, decrease in sales is due to a 35% decrease in Automatic Call Distribution (ACD) revenue, a 30% decrease in revenue from other Company products and a 29% decrease in services revenue.

     Gross profit of $3,288,000 was $1,312,000, or 29%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 69% for the nine months. Gross profit was favorably impacted by the reserve adjustment described above. Without this adjustment, gross profit for the nine months would have been $2,878,000, representing gross margin of 66% for the period ended March 31, 2002, versus $4,600,000 or 70% for the same period last year.

     The Company continued its investment in its growth strategy. Research and development costs of $846,000 were $102,000, or 14%, higher than the comparable prior year period. Selling, general and administrative expenses of $5,073,000 were $188,000 higher than the comparable prior year period. Selling, general and administrative expenses included costs of $119,000 associated with the move to the company’s new facilities in Blue Ash in December 2001. Excluding the impact of these non-recurring costs, selling, general and administrative expenses for the nine months would have increased by 1% when compared to the same period last year. The Company accrued $104,000 of costs associated with the termination of the lease in Norwood.

     The Company realized a loss from operations of $2,735,000 for the nine months ended March 31, 2002 as compared to a loss from operations of $1,030,000 reported for the same period last year.

     Other income was $113,000 as compared to $356,000 for the comparable prior year period due primarily to a decrease in marketable securities and the rate of return on investments.

     The income tax benefit of $898,000 as compared to $289,000 for the comparable prior year period changed as a result of the change in taxable income.

     The Company realized a net loss of $1,725,000 for the nine months ended March 31, 2002 compared to a net loss of $385,000 reported for the same period last year. Loss per share, basic and diluted, were $0.14 versus a net loss of $0.03 per share reported for the comparable prior year period.

Liquidity and Capital Resources

     Working Capital decreased to $3.5 million as compared to $6.7 million for the corresponding period of last year. The decrease of $3.2 million is primarily due to a decrease in cash and marketable securities of $3.5 million, which was offset by an increase in accounts receivable of $0.2 million and decreases in accrued wages and compensation, and deferred maintenance revenue of $0.1 million and $0.1 million, respectively.

     As of March 31, 2002, the Company held cash and marketable securities totaling approximately $3.6 million and had no outstanding long-term debt obligations.

     The Company’s plan of operation is to continue distributing its contact center solutions and development of services revenue. The Company feels that there is no significant element of income or loss that does not arise from the Company’s continuing operations.

Critical Accounting Policies

     Software Development Costs incurred for the creation of software products are charged to research and development expense when incurred until technological feasibility has been established for the product. Thereafter, until general release, all software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. The capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate. Costs capitalized were $160,000 and $399,000 and related amortization was $154,000 and $213,000 for the three-months ended March 31, 2002 and 2001, respectively. Costs capitalized were $586,000 and $819,000 and related amortization was $455,000 and $323,000 for the nine-months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company has capitalized software development costs of $1.9 million.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

The following Exhibits are required by Item 601 of Regulation S-B:

Exhibit
Number	Description of Document	Page

15	Letter on Unaudited Interim Financial Information	Attached
99	Financial Statements / Independent Accountants’ Report	Attached

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

     CINTECH SOLUTIONS, INC.

By:	/s/ Diane M. Kamionka Diane M. Kamionka President and Chief Executive Officer	Date: May 14, 2002

By:	/s/ Dino Lucarelli Dino Lucarelli Chief Financial Officer	Date: May 14, 2002