Form 10KSB
period 2002-06-30
CINTECH SOLUTIONS INC
filed 2002-09-25
CIK 926038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2002

Commission File No. 0-24448

CINTECH SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

Ohio	31-1200684

(State of Incorporation)	(I.R.S. Employer Identification No.)

4747 Lake Forest Drive Cincinnati, Ohio	45242

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 513-731-6000

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

Yes      X        No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§228.405 of this Chapter) is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

     All amounts specified in this Annual Report are in U.S. Dollars, unless otherwise specified herein.

     The registrant’s revenues as of June 30, 2002 were $6,240,317.

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2002 was $1,747,877.

     The outstanding voting securities of the registrant at the close of business on June 30, 2002 were 12,329,227 shares of Common Stock without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are hereby incorporated by reference herein and the parts of this Form 10-KSB into which the document is incorporated are shown beside the respective documents:

	Document	Part

A	Registration Statement on Form 10-SB (Release No. 34-32231), as amended, filed June 27, 1994	Parts I, II and III

B	Proxy Statement Filed on or about September 27, 2002	Parts II and III

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Cintech Solutions, Inc. (the “Company” or “Cintech”) or statements made by its directors, officers or employees may contain “forward-looking” information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors, which could cause actual results, or events to differ materially from those anticipated by the forward-looking statements. These and other risks are detailed on pages 17 through 19 in this annual report under “Risks Related to the Company’s Business”. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues, which the Company might face.

Item 1. Description of Business.

Cintech Solutions was incorporated by means of Articles of Incorporation filed under the laws of the State of Ohio on March 20, 1987. The Company has operated continuously since that time and grown through internal development of an array of computer software products. The Company has not experienced any bankruptcy or similar proceedings, nor has it been involved in any merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company’s shares are registered on the Toronto Stock Exchange (TSX) and are traded under the symbol CTM.

Cintech Solutions creates software tools for the small to medium size businesses that intelligently connect customers to informed resources and deliver management information for improved service, decision-making and profitability.

Cintech believes that its indirect sales model enables the company to provide expert sales and service support at the local customer level while maintaining an efficient and highly leveragable corporate cost structure. Cintech’s product offerings have evolved from telephony based contact center solutions to interactive management solutions that can connect to a variety of telephony and data networks.

Cintech Solutions is a leader in call center systems. Cintech Solutions partners with Nortel Networks, Verizon, SBC, Bell Canada and other telecommunications leaders to market and distribute certain of its products and services. The company has a distribution agreement with IBM as well, but has realized no revenues from such agreement to date.

Cintech’s newest product, NetVIA™, is an e-contact center solution. NetVIA unifies multiple channels of communications — voice, fax, e-mail and Web interactions — for effective communications and management information. It connects resources from different locations to create a virtual, networked e-contact center.

Cintech’s strategy is to further develop and maintain its leadership position as a provider of contact center solutions, and to expand its market opportunities by licensing its core interaction management technologies. The key objectives of its strategy include:

•	Multichannel contact centers — Expand market leadership in contact centers through the delivery of the NetVIA e-contact center application. Cintech is pursuing relationships with distributors and partners throughout North America.

•	Voice-only contact centers – Maintain its market share leadership and revenue stream from its voice-only contact center applications by delivering ongoing product enhancements and distributor programs and support.

•	Support services – Broaden its service offerings in response to the growing need for expert services in evolving from voice-only contact centers to multichannel contact centers.

•	Technology licensing — Expand its market by licensing Cintech’s core interaction management technology to both vertical market application developers and to broader e-business application developers.

Customers of Cintech’s contact center software applications range from Fortune 1000 companies through entrepreneurial start-ups. Some of the Company’s customers include American Express, Bank of America, Borders Bookstores, Budget Rent-a-Car, Carlson Wagonlit Travel, Chrysler Corporation, CIBC, Johnson & Johnson, Merrill Lynch, Motorola, The North Face, Royal Bank of Canada, The Sharper Image, Snap-On Tools of Canada, Stanford University and Yellow Cab.

INDUSTRY BACKGROUND

The Company operates in the communications industry, which is undergoing profound change as the Internet, the convergence of voice and data networks, and the proliferation of e-business revolutionize the landscape. A “new world” communications model has emerged that encompasses Web, e-mail, fax and voice interactions. The Company believes this new model for interacting with customers and partners represents significant opportunity to create comprehensive technology solutions for evolving e-businesses. The Company’s ability to participate in this emerging market opportunity is dependent upon establishing distribution for its NetVIA e-contact center application. In addition, the Company uses projections and estimates from industry analysts and researchers about market size and opportunity in developing its business strategy; actual results or events could differ.

CONVERGENCE OF VOICE AND DATA

Technologies such as H.323 (Voice Over Internet Protocol — VoIP) enable convergence of voice and data networks, which were historically separate entities, into a single, efficient network. In this environment, voice can be digitized into packets and sent over the data network. This allows voice to be handled similarly to e-mail and Web interactions. Additionally, remote workers and multiple locations can be cost effectively networked for both voice and data interactions.

THE E-BUSINESS PROLIFORATION AND THE NEED FOR SERVICE

The proliferation of the Internet and its inherent capabilities has spawned e-business and e-commerce, where customers, partners and employees can efficiently conduct business using the Internet as the backbone. E-businesses require new tools to support this infrastructure.

Although capital spending on technology products and services has declined over the last year, the Company believes that as e-business proliferates, the need for high level, personalized service for tech savvy customers and partners will become increasingly important. In the new model for communications, customers, business partners and employees are routinely interacting through multiple channels of communication — voice, e-mail, fax and Web.

VIRTUAL CONTACT CENTER EMERGENCE

Prior to the convergence of voice and data, the limitations of voice technology meant that a contact center had to be centrally located with all of the employees physically situated in one location. One of the inherent benefits of a converged voice and data network based on IP technology is that decentralized, “virtual” contact centers are now feasible and affordable for businesses of all sizes. A virtual contact center connects employees who may be physically located anywhere into a single entity for contact handling, reporting and management. A virtual contact center could, for instance, consist of 50 agents in one location or 50 locations each with one agent — the customer experience would be the same.

FROM CALL CENTER TO CONTACT CENTER: A TRANSFORMATION

In the 1970’s businesses began operating call centers which revolutionized how businesses operated, and redefined “customer service.” Call centers held the promise of improved customer satisfaction, increased revenues, reduced costs and higher profitability by conducting business over the telephone instead of through costly face-to-face contact. This was the first critical step in providing the convenience, access and information that customers not only expect, but demand from almost every type of business today. For the next 20 years, call centers were the domain of larger organizations because of the prohibitive cost and large-center focus of the existing technology.

In the early 1990’s, Cintech developed PC-based call center solutions that made it feasible for businesses of any size to deploy call center technology – from the small start-up business to the Fortune 1000 with hundreds of remote branch offices. Cintech partnered with Nortel Networks to deliver its portfolio of solutions for the Norstar business communications system that was, and still is, targeted to small and mid-size call centers.

Through Nortel Networks, Cintech is partnered with authorized distributors of Norstar such as NextiraOne, SBC, Verizon and Bell Canada. Today, with more than 11,000 units shipped, Cintech is a leading provider of voice-only contact center solutions to the small to mid-size market. The Company believes the voice-only contact center market will decline over the next few years, while at the same time, the market for multichannel contact centers will grow significantly.

MARKET DRIVERS FOR THE E-CONTACT CENTER

With the adoption of the e-business model, businesses evolve from voice-only contact centers to multichannel contact centers. As a critical element of an organization’s e-business strategy, the e-contact center enables an enterprise to respond efficiently, and in a consistent, uniform manner to voice, Web, e-mail and fax interactions, and to reach across the enterprise to connect the customer with the best resource to meet their need. In addition to this customer-driven multichannel communication need, there are a number of other market drivers that are accelerating the migration to the e-contact center.

Adoption of the Internet/high speed bandwidth - Increased competition from cable modem and DSL (Digital Subscriber Line) services have made high speed broadband accessible for an increasing number of households and businesses in the U.S. and abroad. Increased use of the Internet means that businesses must be equipped to interact electronically (i.e., by e-mail and by Web) to compete in an e-business environment.

Distributed enterprises - Employees are not always located in a single building, much less in the same city, state or even country. Often the individuals most qualified to work with a set of customers are dispersed throughout different offices or are working at home. The e-contact center supports a virtual environment allowing customer contacts to be distributed to contact center agents regardless of where they are physically located.

Organization trends — Attracting and retaining talented contact center employees is an ongoing challenge for most organizations. The virtual e-contact center, because it can deliver customer contacts anywhere on the network, enables an enterprise to offer a number of flexible work options:

•	Work-at-home

•	Telecommuting

•	Flextime

•	Multiple remote contact centers versus large centralized contact centers

High level focus on customer service - The need to deliver a high level of customer service and to build loyalty for repeat business — particularly among Internet users who are only a “click” away from a competitor’s site — is driving organizations to implement e-contact centers. As organizations deliver a higher level of customer service, they will want to deliver the service in a cost efficient manner.

THE E-CONTACT CENTER AND CUSTOMER RELATIONSHIP MANAGEMENT (CRM)

The e-contact center plays an important role in CRM. It is the front-door or entry into a business and provides the core capabilities for how and when an enterprise interacts with its customers. The e-contact center has the capabilities to exchange information with the CRM databases, providing detailed information on each customer interaction, and receiving database information from other applications for display on the desktop of the contact center employee.

CINTECH APPLICATIONS

The Company develops and markets technology and services in the following categories:

1.	Multichannel e-contact center

2.	Voice-only contact centers

3.	Services

4.	Technology licensing

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

Technology licensing focuses on exploiting the core technology of Cintech’s software applications by licensing it to other developers of vertical market and broader e-business solutions. In this environment, Cintech’s technology may be embedded in third party solutions or offered as an add-on module.

1. MULTICHANNEL e-CONTACT CENTER APPLICATIONS

In November 1999, Cintech announced its next generation of applications – the NetVIA e-contact center.

NetVIA is:

•	A multichannel e-contact center solution capable of handling voice, e-mail, fax and Web interactions

•	Location neutral

•	A true IP-based solution

•	Designed for enterprises with:

•	Voice, e-mail, fax and Web interactions with customers, partners and employees.

•	Multiple remote offices or work-at-home environments.

•	Requirements for e-service.

•	Existing voice-only contact centers that need to evolve to multichannel.

COMPETITIVE ADVANTAGES FOR MULTICHANNEL E-CONTACT CENTER APPLICATIONS

Integrated multichannel contact control - NetVIA delivers comprehensive control over multiple contact types (voice, e-mail and web collaboration.) Skills based routing, automated response and text/voice announcements provide consistent handling regardless of contact type.

Integrated management information - Comprehensive historical reports and dynamic real-time status displays deliver critical e-contact center information. NetVIA’s integrated approach allows information to span contact types, users, groups, queues and physical locations. Additionally, the ability to trigger alarms based on user-defined thresholds allows management to quickly identify and respond to potential areas of concern. NetVIA’s reports and real-time status information are delivered to any desktop with secure access.

Ease of use & convenient administration & maintenance – Since NetVIA’s users may be located in remote offices, NetVIA was deliberately architected to be easy to use, learn, configure and maintain. NetVIA’s architecture allows multiple individuals in the organization to participate in the administration and maintenance of the e-contact center right at their desktop or from remote locations. Designed with security in mind, NetVIA can be configured so that only qualified individuals in the organization are authorized to make changes.

IP foundation with open standards - NetVIA is built upon an IP foundation with open standards, enabling integration with other applications and systems. NetVIA leverages existing investments in voice and data networks because it can be deployed across a broad spectrum of existing technology platforms. NetVIA is indifferent to the underlying data transport technology — Frame Relay, ATM, T-1/T-3, DSL, and cable modems are all supported.

Flexible & scalable - NetVIA’s design is flexible and scaleable to enable an organization to “evolve” to an e-contact center. Depending on its needs, a business can deploy the full solution with integrated multichannel capabilities, or implement channels in stages. This flexible implementation design enables an organization to add new channels, such as e-mail and Web, while keeping the existing voice-only contact center intact. NetVIA is also scalable, enabling an organization to expand its contact center to match its growth. The flexibility and modularity of NetVIA make it a cost effective solution for organizations that want to maximize investments in existing technologies while gaining the strategic value of a multichannel contact center.

Systems compatibility — NetVIA includes a facility for integration between NetVIA and third party applications. This component allows NetVIA to share information and history on every interaction with other applications. Also, it allows NetVIA to receive information from other applications so that customer database information can be displayed on the contact center agent’s desktop.

2. VOICE-ONLY CONTACT CENTER APPLICATIONS

Cintech markets a suite of voice-only contact center or call center solutions to the small to mid-size market that are developed uniquely for Nortel Network’s Norstar business communication system:

•	CINPHONY - Introduced in 1991, CINPHONY is targeted to a sophisticated small to mid-size call centers with advanced needs. Reporting, enhanced management features, and capacities often become the critical sales elements.

The CINPHONY user may have experience with call center applications in a large call center within the organization and desires that same level of capability in smaller areas such as departments or branch offices. Or, CINPHONY may be used by a small or mid-sized company with high-end call center needs.

•	PRELUDE - Introduced in 1993, PRELUDE is a mid-range solution with full call center capabilities, including advanced call routing and management information. Like CINPHONY, PRELUDE users may have a start-up call center or may have experience with call center applications in a larger call center within the organization and want that same level of capability in smaller areas. PRELUDE and CINPHONY differ primarily in system capacities (15 agents and 4 groups versus 80 agents and 24 groups respectively) and feature sets, with CINPHONY offering more advanced functionality. Reporting often becomes PRELUDE’s critical sales element, especially when migrating from MINUET.

•	MINUET - Introduced in 1997, MINUET is targeted at small call centers with basic call routing and statistical needs. MINUET offers a straightforward feature set and affordability for even the smallest center. Many departments, branch offices and small businesses do not believe they are candidates for call centers. Call centers have historically been viewed as affordable only by large organizations. In July 1998, Cintech and Nortel Networks began packaging MINUET with every Norstar Voice Mail. This is consistent with the Company’s strategy to introduce users with less sophisticated requirements to call center technology with MINUET and then upgrade them to PRELUDE and CINPHONY as their needs expand.

Cintech’s call center solutions for Norstar have been shipped to more than 11,000 customers, making Cintech a leading provider of voice-only contact center systems with fewer than 75 agents.

BENEFITS OF CINTECH’S VOICE-ONLY CONTACT CENTER APPLICATIONS

Access to management information - To address the critical importance of management information for a voice-only call center, PRELUDE and CINPHONY provide real-time and historical statistics and reporting as a standard product offering. MINUET also offers limited statistics. Local Area Network (LAN) and remote access via a standard Internet browser is available through INFOCUS, an add-on module.

Simple migration & pricing to accommodate growth - Cintech’s call center solutions are designed to accommodate business growth. A structured migration path allows a business to upgrade easily from MINUET to PRELUDE to CINPHONY via simple software installations. Additionally, Cintech’s solutions are priced by system rather than by agent seat which is the industry norm. This allows a fast-growing company to add new agents up to the system’s capacity, without investing additional new dollars for each new agent.

Comprehensive & robust - Unlike other voice-only call center providers that offer products designed as separate, distinct modules, Cintech’s call center solutions are designed and developed as a single, tightly integrated bundle of applications. The Company’s call processing, announcement, status display, reporting and administration functionality work seamlessly as a unified system. This provides users with cohesive features and functionality in one solution.

Tight integration – The Company’s voice-only call center solutions are uniquely designed as integrated applications for the Norstar telephone system. By writing its applications using Norstar’s Open Application Interface, the Company achieves the tightest level of application integration possible. For example, supervisors can record and change announcements, monitor and/or join a call, or review call center statistics (MINUET only), all from their telephone set. Agents can login and logout, record a call, ask a supervisor for assistance, and enter category codes for calls from their telephone set. All the features of the Norstar are available; the call center application adds new functionality.

Advanced call routing & handling - The routing and handling of customer calls is the primary objective for any call center. Cintech’s voice-only call center solutions provide intelligent call routing and handling to the small to mid-size entity, enabling businesses to answer more calls, reduce abandoned calls, cut hold times and improve customer service.

3. SERVICES

Contact centers have gained mission-critical status within many companies. As a result, the implementation, management and maintenance of the center are as important, if not more important, than the technology itself. It is this philosophy that underscores the Company’s ongoing commitment to ensuring customer success. Cintech support services programs facilitate the implementation, management and maintenance processes attendant with its voice only call center solutions. These support services allow customers to capitalize on Cintech’s vast, in-depth knowledge of the unique business requirements and environments of mid-size and smaller centers.

Cintech’s support services provide:

•	Implementation Services - Cintech, as the developer and primary expert in its own applications, supplements the services of its distributors. Cintech offers the following services:

•	On-site installation and testing

•	Application configuration and verification

•	Training and certification of personnel

•	Training and Education - Cintech provides comprehensive technical and operational training of end-users and distributors. Experience has shown that many customers look for additional training once the system is installed and operational. This need comes from changes in personnel, expanded application development and the desire to understand the software capabilities more thoroughly to improve efficiencies of operation. Additional training on report generation and analysis is also key to most organizations for use in business decisions and for managing and growing the business.

The Company believes that as organizations transition from voice-only contact centers to multichannel contact centers, many will require outside assistance and expertise to help manage the transition. This segment of the business will expand to meet this growing need for expert services.

4. TECHNOLOGY LICENSING

The Company believes opportunity for growth exists through the licensing of its core interaction management technology. The capability of intelligently routing contacts across a data network may have application in customized solutions for a variety of vertical markets as well as broader e-business solutions such as Customer Relationship Management (CRM), workforce management, and Enterprise Resource Planning (ERP).

The Company is pursuing technology licensing as a line of business with growth potential. It sees opportunity for its interaction management technology to be licensed in a number of ways:

•	Embed the core contact center technology into a broader end-user application where NetVIA is a component of a larger solution

•	Offer technology components, such as e-mail, voice, Web and reporting as optional modules that can be integrated into a larger solution

DISTRIBUTION & MARKETING STRATEGY

The Company’s ability to effectively reach the diverse target market for its contact center solutions requires building a distribution network with broad geographic reach and strong sales and marketing capabilities.

Cintech currently has an extensive distribution network established for its voice-only contact center solutions, primarily through its partnership with Nortel Networks. The Company’s ability to extend — and expand – its distribution network to include NetVIA is a critical factor in the Company’s business strategy.

The Company’s strategy is to partner with industry leaders, leverage the strengths of both companies, and deliver practical, comprehensive solutions. Accordingly, Cintech is pursuing distribution partners who are equipped to address the higher level of expertise and service that is required to deploy NetVIA. Often, the distributor will be required to augment the internal technical support of the end-user organizations, especially as enterprises evolve to a converged voice and data network, and manage and support multiple remote offices.

By combining its applications with the hardware, transport, services and distribution capabilities of its partners, Cintech is able to create comprehensive, end-to-end solutions.

Nortel Networks — Cintech has a long relationship with Nortel Networks. Cintech’s suite of voice-only contact center solutions — CINPHONY, PRELUDE and MINUET — designed uniquely for Nortel Networks’ Norstar telephone switch, are distributed and marketed by Nortel Networks. Cintech’s applications, combined with Nortel’s switching hardware, are widely used solutions in the small to mid-size call center market.

In April 1991, Cintech began shipping CINPHONY, its full-featured call center solution for Norstar. This was followed by the introduction of PRELUDE in 1993, a mid-level offering, and then by MINUET in 1997, an entry-level offering. Prior to 1996, Cintech worked directly with the authorized Norstar distributors to sell and service its applications.

Cintech and Nortel entered into a joint marketing and distribution arrangement in April 1996. Under the arrangement, Cintech’s call center applications are included in the Nortel product catalog and marketed jointly through Nortel’s distribution network. This significantly increased penetration of Cintech’s applications as Nortel took a more active role in selling and marketing the solutions.

Others — With the introduction of NetVIA and its underlying open architecture, the potential for additional technology partners increases. Cintech will pursue future relationships in an effort to further expand the market for its solutions and to create new solutions designed to meet the market’s needs.

DISTRIBUTION PARTNERS

Distribution is a major competitive advantage for Cintech. Broad distribution coverage is critical to reaching Cintech’s large and diverse target market that encompasses both small and mid-size businesses as well as larger organizations with multiple contact centers. Currently, Cintech is partnered with numerous leading distributors in the U.S. and Canada to market and support its contact center solutions including NextiraOne (formerly Williams Communications), SBC, Verizon, and Bell Canada as well as hundreds of other smaller distributors. Cintech and the distributors work jointly to provide the necessary support services such as installation, training and maintenance. Cintech has a strong working history with many of its distributors, complementing the services and expertise of the respective companies.

Where customers go to buy solutions in the “new world” of global communications - Companies within the traditional telecommunications and data networking industries are converging and merging. This changing, evolving landscape is providing opportunity for Cintech to broaden its current distribution relationships and develop new ones.

The convergence of voice and data is a new frontier for many organizations; they are looking to their distributors for knowledge and insight. As a result, leading telecom distributors have restructured their organizations to encompass data expertise and leading data distributors have done the same by adding telecom expertise. As telecom and data communications converge, Cintech is partnering with both types of organizations, which will in turn broaden its market coverage.

Cintech’s indirect sales model is dependent on the success of distributors. Therefore, while distribution is one of its key strategic advantages, the Company’s reliance on distribution is also one of its risk factors.

COMPETITIVE POSITION

The competitive landscape for voice-only contact centers, and particularly now for multichannel e-contact centers, has become more intense due to the market’s attractive growth. The market for the Company’s products is characterized by rapidly changing technology and evolving industry standards. The industry also involves a number of risks, some of which are beyond the Company’s control.

For its voice-only contact center solutions, Cintech competes with numerous vendors, including Aspect, Avaya, eOn, Interactive Intelligence, NEC, Nortel Networks, Rockwell, Siemens and Toshiba. The Company believes that telephone switching equipment has become somewhat of a commodity, and those software applications, like Cintech’s contact center solutions, differentiate the overall solution.

The market for the NetVIA e-contact center solution is and will continue to be highly competitive as new companies enter this space and established companies merge. Among companies offering competitive products are Apropos Technologies, Cosmocom and Interactive Intelligence. Vendors are approaching the market in a number of ways. Some of the relevant business models include:

•	POINT APPLICATIONS address single channel capabilities such as Web-enabling or e-mail management systems

•	ALL-IN-ONE SOLUTIONS include both applications plus voice switching infrastructure, thereby displacing existing telephony switching equipment

•	IP-BASED SOLUTIONS reside on the data network enabling a virtual environment.

•	ASPs (Application Service Providers) “lease” the application software

Several of the Company’s current and potential competitors have greater financial, marketing and technical resources than the Company. In addition, the Company leverages and relies on its product partners, such as Microsoft (SQL Server) and Radvision (H.323 Protocol Stack and Gatekeeper), and extensive distribution channel partners to deliver product to market. While the Company’s competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis, the long term success of the Company’s products is based on a number of factors, including: product features, performance, ease-of-use, reliability, financial strength, compatibility, brand name recognition, product reputation, levels of advertising, pricing, merchandising and training, quality customer support, excellence and timeliness of product upgrades, the capability of the Company to introduce complementary new products, the effectiveness of its product and distribution partners, and, ultimately, continued market growth and acceptance.

It is uncertain whether the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, distribution, technical and other resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures and market factors faced by the Company will not have a material adverse effect on the Company’s business, financial condition and results of operations.

CUSTOMER SERVICE & SUPPORT

A contact center is critical to a company’s ability to respond to its customers. When a contact center is out of operation, it can be a costly incident with losses in productivity, revenue, and customer satisfaction. For these reasons, Cintech is committed to delivering to its customers — both distributors and end-users — expert service and support, whenever it is needed.

Customer Response Center — Cintech is dedicated to delivering technical support in a way that is most effective for its customers. The Customer Response Center assures that service experts will be available to quickly meet customer needs.

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

Software Maintenance — Cintech’s applications come with a one year Software Maintenance Plan from date of installation. Software Maintenance provides:

•	Unlimited access to Customer Response Center

•	Free software updates

•	Educational end user communication programs including newsletters and Web resources.

When the first year of Software Maintenance expires, Cintech offers additional coverage in yearly increments for a fee.

PRODUCT DEVELOPMENT

From its incorporation, Cintech has made substantial investments in the development of its product lines. The Company has relied on its extensive customer experiences and a knowledgeable development organization in the crafting and delivering of its award-winning products. The Company believes that its future performance depends, in part, on its ability to maintain and extend its existing product lines to meet an expanding range of customer requirements and deliver new products that successfully gain market acceptance. Consistent with this belief, one of the Company’s operating practices is to maintain and enhance its product development organization.

DEPENDENCE ON CUSTOMERS/DISTRIBUTION

Cintech currently derives a significant portion of its revenue from its call center products that are integrated with the Norstar system. Because of this product concentration, Cintech would be materially adversely affected if users of the Norstar system determined to use another system or similar device or if the Norstar system ceased to be competitive in the marketplace. Consequently, Cintech’s business is, in part, dependent upon the degree of marketing support and effort provided by Nortel and the various distributors. Most of Cintech’s sales are to large distributors in the telephony industry. For the year ended June 30, 2002 approximately 69 percent of the Company’s sales were made to one such distributor.

Sources and Availability of Raw Materials/Principal Suppliers

The Company is not dependent upon availability of raw materials for the distribution and sale of NetVIA products. Hardware components used for bundling with NetVIA are readily available for open market purchase and the Company can acquire such components from any number of available primary and secondary sources. However the company’s ability to distribute and sell Cinphony, Prelude and Minuet is dependent upon the availability of Nortel’s Norstar Application Module. Cintech’s revenues could be adversely affected by lack of availability of such Nortel product.

Proprietary Rights

The software programs for CINPHONY and Tele-Series have been copyrighted by the Company with the United States Copyright Office. The Company has registered trademarks for NetVIA and MINUET in the United States. In addition to the registered trademarks, the Company has common law proprietary rights in trademarks that it uses with respect to CINPHONY, PRELUDE, Tele-Series and INFOCUS.

Government Impact

The Company knows of no material governmental approvals required for the development, marketing or sale of the Company’s principal products or services. Likewise, the Company knows of no existing or probable governmental regulations, which have or would have a material adverse effect on the operation of the Company’s business. Finally, the Company knows of no material costs or effects of compliance with environmental laws (federal, state or local) in the operation of its business.

Research and Development

The Company’s research and development expenses during each of the last two fiscal years were as follows: $1,138,000 for the fiscal year ended June 30, 2002, and $1,000,000 for fiscal year ended June 30, 2001. The costs of such activities are considered overhead items that are reflected only indirectly in the pricing of the Company’s products sold into the market.

Employees

The Company presently has 71 employees, 69 of which are full time. Of these employees, 20 are involved primarily in sales, marketing and business development, 15 work on systems support, 23 are involved in product development and the remaining thirteen are responsible for all management and administrative functions.

Item 2. Description of Property.

The Company’s plant and its executive offices comprising approximately 44,000 square feet are located at 4747 Lake Forest Drive, Cincinnati, Ohio 45242. The Company leases this facility. The term of the lease began December 2001 with the Company’s occupancy of the facility and expires in November 2011. The lease calls for escalating lease payments over the term of the lease. Prior to occupying its current location, the Company leased approximately 21,000 square feet of office space in Norwood, Ohio. The lease for the Norwood office space expired in April 2002. Total lease payments for the year ended June 30, 2002 amounted to approximately $834,000.

The Company entered lease agreements for office equipment and furniture in December 2001. These operating leases began in December 2001 and expire in November 2005 and November 2006, respectively. Total lease payments for the year ended June 30, 2002 amounted to approximately $205,000.

The Company owns minimum amounts of tangible personal property in the form of equipment, furniture and fixtures, and inventory (comprised of computer hardware and literature and other documentation.) The value of these items is modest in comparison to the value of the Company’s overall assets, inclusive of cash and cash equivalents.

All of the Company’s leased premises and tangible personal property are in good condition.

The Company invests its excess cash in marketable securities (generally U.S. treasury bills or federal agency notes) and follows a conservative investment philosophy to protect the principal of such assets.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings that would have a material adverse impact on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has nothing to report under this Item.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is held by approximately 1,115 shareholders of record as of June 30, 2002, and is traded on The Toronto Stock Exchange. The range of price quotations in each quarter of the two years ended June 30, 2002 is shown below. These prices represent actual transactions and do not reflect retail markup, markdowns or commissions.

FOR THE QUARTER ENDED	HIGH (1)	LOW (1)

September 30, 2000	4.35	2.75

December 31, 2000	2.85	1.12

March 31, 2001	2.50	1.03

June 30, 2001	1.60	0.75

September 30, 2001	1.36	0.51

December 31, 2001	0.98	0.65

March 31, 2002	0.80	0.54

June 30, 2002	0.65	0.33

(1)	Based on quotations obtained from the Toronto Stock Exchange. All amounts are in Canadian dollars.

No dividends were declared or paid during the two years ended June 30, 2002 and June 30, 2001, and the Company does not anticipate paying dividends in the foreseeable future.

The Company maintains the Amended and Restated Stock Option Plan. There are no equity compensation plans other than the Amended and Restated Stock Option Plan. The following table provides certain information with respect to grants made under the Amended and Restated Stock Option Plan as of June 30, 2202.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	second column)

Equity compensation plans approved by

security holders	1,551,848	$0.93	879,311

Equity compensation plans not approved

by security holders	NA	NA	NA

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this report may contain “forward looking” information (as defined in the Private Securities Litigation Reform Act of 1995) involving risks and uncertainties, including without limitation, projections for sales and expenditures, and various business environment and trend projections. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks discussed in earlier portions of this document (see Item 1. Description of Business). The Company assumes no obligation to release publicly any changes to any “forward looking” statements that may arise from the development of unanticipated events or circumstances that occur after the date of these statements.

Liquidity and Capital Resources

Working Capital decreased to $2.7 million in 2002 from $6.3 million in 2001. The decrease of $3.7 million is attributable to the decreases in cash and marketable securities of $4.2 million and accrued wages and compensation of $144,000 offset by increases in accounts receivable of $356,000, income tax receivable of $144,000 and other liabilities of $101,000.

During 2002, the Company used cash of $3.3 million from operating activities and invested an additional $738,000 and $217,000 in software development and fixed assets, respectively. The ending cash balance decreased by $417,000. The Company redeemed marketable securities of $3.8 million.

At the end of 2002, the Company held cash and marketable securities totaling $2.8 million and had no outstanding long-term debt obligations. The Company has operating lease agreements as previously described in this document (see Item 2. Description of Property). For the annual minimum rent to be paid under the operating lease agreements refer to “Notes to Financial Statements” (re: Note 3: Operating Leases) in the Company’s Annual Report (see Exhibit 13. Annual Report to Shareholders). With respect to the operating lease agreement for office equipment and furniture, the Company has agreed to maintain a compensating balance equal to amounts owed under the lease agreement, effective August 2002, and continuing thru the expiration of the lease agreement. This compensating balance at August 2002 was $1.2 million.

The Company is not subject to seasonal aspects that could be expected to have a material effect on the Company’s financial condition or its results of operations. The Company believes that there are no significant elements of income or losses that do not arise from the Company’s continuing operations.

Results of Operations

The following selected financial information set forth below has been derived from the financial statements of the Company. This discussion and analysis should be read in conjunction with the financial statements and notes thereto which follow.

Results of Operations 2002 versus 2001

In fiscal 2002, sales of current products and services decreased by $2.1 million or 25% compared with 2001. This decrease by product is broken down as follows (in thousands):

			Increase
Product Category	2002	2001	(Decrease)

Automatic Call Distribution Products	$4,355	$5,717	$(1,362)

Other Computer Telephony Integration Products	360	545	(185)

Services	1,511	2,062	(551)

Other	14	32	(18)

Total	$6,240	$8,356	$(2,116)

Revenues for the year ended June 30, 2002 were $6,240,000. This figure includes a favorable adjustment of $221,000 to reduce reserves for customer returns and price adjustments. Net of this adjustment, revenues were $6,019,000. Sales of the Automatic Call Distribution (ACD) software products and services, net of reserve adjustments, decreased by 29% and 27%, respectively. These decreases accounted for 92% of the decrease in total sales. ACD Products accounted for 69% of sales in 2002 and 2001 while services accounted for 25% of sales in 2002 as compared to 24% in 2001.

Cost of products sold decreased $353,000 or 17% while cost of services and other sales decreased by $228,000 or 51% as compared to 2001. Gross Profit of $4,294,000 decreased $1,534,000 or 26% as compared to 2001. As a percentage of sales, Gross Profit decreased to 69% as compared to 70% in 2001. The decrease in Gross Profit is a direct result of the decrease in sales. Gross Profit was favorably impacted by the reserve adjustment described previously. Without this adjustment, Gross Profit would have been $4,073,000 as compared to $5,920,000 in 2001 on a comparable basis. Gross Profit, as a percentage of sales, would have been 68% and 70% for 2002 and 2001, respectively.

Research and development costs of $1.1 million were $139,000 or 14% higher than 2001. In addition, the Company capitalized software development costs of $738,000 during the year, a decrease of $324,000 over 2001. The increase in research and development costs reflects the Company’s continuing emphasis on developing future products while improving and maintaining existing products. The decrease in capitalized development is primarily due to a decrease in purchased technologies year over year. The Company anticipates no increase in costs for research and development in the next fiscal year while costs for capitalized development are anticipated to decrease by 15% for the same period.

Selling, general and administrative expenses increased $419,000 or 6% over 2001. A schedule of the selling, general and administrative expense categories appears below (in thousands):

			Increase
Expense Category	2002	2001	(Decrease)

Payroll	$4,519	$4,408	$111

Professional Services	260	281	(21)

Sales and Marketing	778	722	56

Occupancy	881	358	523

Other	473	723	(250)

Total	$6,911	$6,492	$419

The increase in payroll expense is due to an increase in the average number of employees on staff for fiscal 2002 as compared to fiscal 2001. The increase in occupancy expense is due to increased operating expenses associated with the Company’s move to new office space in fiscal 2002 (see Item 2. Description of Property). The decrease in other expenses is due to a reduction in depreciation expense based upon the Company’s disposal of certain fixed assets based on the move to new office space combined with a reduction in bad debt reserves. The Company anticipates selling, general and administrative expenses to increase by 7% in the next fiscal year. The increase is primarily due to the increased cost of occupancy, as previously described, combined with additional sales and marketing expenses associated with the Company’s distribution and marketing strategies.

The Company’s loss from operations of $3,755,000 was $2,091,000 greater than that experienced in 2001.

Other income of $130,000 decreased by $336,000 due primarily to the decrease in the amount of funds invested in marketable securities and the rate of return on investments.

The income tax benefit of $1,229,000 as compared to $523,000 for the comparable prior year increased as a result of the increase in net operating losses.

The net loss of $2,395,000 was $1,721,000 greater than the net loss reported in 2001. The corresponding loss per share, basic and diluted, was $0.19 in 2002 compared to loss per share, basic and diluted, of $0.05 in 2001.

Risks Related to the Company’s Business

•	The Company has not been profitable since Fiscal 2000.

•	The Company may experience losses and negative cash flow from its operations in future periods. The Company will need to generate significant revenue to achieve profitability and it may not be able to do so. Even if it does achieve profitability, the Company makes no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis in the future.

•	The Company may not be able to fully fund operations from cash generated by its business in the future.

•	If the Company does not generate sufficient cash resources from its business to fund operations, its growth could be limited unless it is able to obtain additional capital through equity or debt financings. The Company’s inability to grow as planned may reduce its chances of achieving profitability, which, in turn, could have a material adverse effect on the market price of its Common Shares.

•	The Company’s lengthy sales cycle has contributed and may continue to contribute to the quarter-to-quarter variability and unpredictability of its revenue and operating results which could adversely affect the market price of its Common Shares.

•	The Company’s future business prospects depend in part on the Company’s ability to maintain and improve its current product and to develop new product and product features.

•	The Company may not be successful in developing and marketing, on a timely and cost effective basis, new products or product features that respond to technological change involving industry standards or customer requirements.

•	The Company may not be able to modify its product in a timely and cost effective manner to respond to technological change.

•	Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render the Company’s product obsolete or noncompetitive.

•	This may result in uncertainty relating to the timing and nature of new product announcements, introductions, or modifications, which may cause confusion in the market and harm the Company’s business. If the Company fails to promptly modify or improve its products in response to evolving industry standards or customer demands, its product could rapidly become obsolete.

•	Competition could reduce the Company’s market share and decrease its revenue.

•	The Company makes no assurance that it will be able to compete successfully against current or future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced profit margins, or loss of market share, each of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

•	Demand for communications and interaction management software for multi-channel contact centers may grow more slowly than the Company currently anticipates.

•	If the Company fails to establish and maintain strategic or significant customer relationships, the Company’s ability to maintain or increase its revenue and profitability will suffer.

•	The Company had sales to Nortel Networks accounting for 69% and 67% of sales for the years ended June 30, 2002 and 2001, respectively.

•	If the Company’s strategic partners fail to market Cintech’s product and services effectively or provide poor customer service, the Company’s reputation could suffer and could result in loss of customers.

•	In order to reach its targeted market, the Company sells its product through distribution partners. Indirect distribution is necessary to allow the Company to market the product at a competitive selling price, and to enable the Company to profitably generate its targeted revenues.

•	The Company may have difficulties successfully managing its growth, which may reduce its chances of achieving and maintaining profitability.

•	Infringement claims could adversely affect the company.

•	A third party could claim that the Company’s technology infringes its proprietary rights.

•	The Company makes no assurance that the terms of any licensing arrangement would be favorable to the Company.

•	The Company’s product and the third party software it sells with its product could have defects for which the Company is potentially liable and that could result in loss of revenue, increased costs, loss of the Company’s credibility; or delay in acceptance of the Company’s products in the marketplace.

•	The Company depends on Microsoft Corporation technologies and other third party software on which its product relies.

•	The Company’s software currently runs only on Microsoft Windows NT and Windows 2000 servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs.

•	The Company may not be able to obtain adequate financing to implement its growth strategy.

•	Successful implementation of the Company’s growth strategy will likely require continued access to capital. If it does not generate sufficient cash from operations, the Company’s growth could be limited unless the Company is able to obtain capital through additional debt or equity financings.

•	If the Company’s customers do not perceive its product or services to be effective or of high quality, its brand and name recognition would suffer.

•	The growth of the Company’s business may be impeded without increased use of the Internet.

Other Risks

•	The Company’s share price has been and may continue to be highly volatile and could drop unexpectedly.

•	Declines in the market price of the Company’s Common Shares could also materially and adversely affect employee morale and retention, the Company’s access to capital, and other aspects of its business.

•	If the Company’s share price continues to be volatile, it may become subject to securities litigation, which is expensive and could divert its resources.

Critical Accounting Policies

The accounting policies of the Company conform to those generally accepted in the United States of America and are summarized in the footnotes to the Company’s financial statements. Certain of the Company’s accounting policies require management to use estimations and assumptions that affect the amounts reported in the financial statements and the Company acknowledges that actual results could differ from those estimates.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The information required by this Item is incorporated herein by reference to the Company’s 2002 definitive proxy statement to be filed on or about September 27, 2002 with the Securities and Exchange Commission as set forth under the captions “Voting Shares and Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 10. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s 2002 definitive proxy statement to be filed on or about September 27, 2002 with the Securities and Exchange Commission as set forth under the caption “Compensation of Directors and Officers.”

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated herein by reference to the Company’s 2002 definitive proxy statement to be filed on or about September 27, 2002 with the Securities and Exchange Commission as set forth under the caption “Voting Shares and Security Ownership of Certain Beneficial Owners and Management.”

Item 12. Certain Relationships and Related Transactions.

The Company has nothing to report under this item.

Item 13. Exhibits and Reports on Form 8-K.

(a). Exhibits

Exhibit No	Description	Where Provided

3.	Articles of Incorporation and By-Laws

3.1	Amended Articles of Incorporation	**

3.2	By-Laws	*

4.	Instruments Defining Rights of Security Holders	*

4.1	Amended and Restated Stock Option Plan	***

10.	Material Contracts	*

10.1	Lease between Cintech Solutions, Inc. and Al Neyer, Inc. dated January 19, 2001 re: Lease of Premises	Attached

10.2	Lease between Cintech Solutions, Inc. and Al Neyer, Inc. dated January 19, 2001 re: Lease of Land	Attached

10.3	Addendum to Lease between Cintech Solutions, Inc. and Al Neyer, Inc. dated January 19, 2001 re: Lease of Premises	Attached

10.4	Addendum to Lease between Cintech Solutions, Inc. and Al Neyer, Inc. dated January 19, 2001 re: Ohio Job Creation Tax Credit	Attached

10.5	Lease between Cintech Solutions, Inc. and The Fifth Third Leasing Company dated December 18, 2001	Attached

10.6	Addendum to Lease between Cintech Solutions, Inc. and The Fifth Third Leasing Company dated December 18, 2001	Attached

10.7	Amendment to Addendum to Lease between Cintech Solutions, Inc. and The Fifth Third Leasing Company dated December 18, 2001	Attached

10.8	Amended and Restated Stock Option Plan	***

13.	Annual Report to Shareholders

23.	Independent Auditor’s Consent

23.1	Consent of Deloitte & Touche LLP	Attached

99.	CEO / CFO Certification pursuant to Section 906 of the Sarbanes-Oxey Act of 2002	Attached

*	Previously provided in original filing of Form 10-SB

**	Previously provided in the Quarterly Report on Form 10-QSB filed February 13, 2001 for the period ended December 31, 2000

***	Previously provided in Form S-8 filed January 13, 2000

(b). Reports on Form 8-K

The Company has not made any reports on Form 8-K during the last quarter of the period covered by this report.

Item 14. Controls and Procedures.

The Company has reviewed the disclosure controls and procedures that ensure that material information relating to the Company is disclosed in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place.

The Company has reviewed the internal controls and procedures that ensure that the recording, processing, summarizing and reporting of financial data of the Company presents fairly, in all material respects, the financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. Based upon this review, the Company believes that there are adequate controls and procedures in place and there has been no fraud or possible irregularities involving management or employees who have significant roles in internal control.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.

/s/ Diane M. Kamionka By: Diane M. Kamionka, President and Chief Executive Officer

September 27, 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Diane M. Kamionka Diane M. Kamionka, President, Chief Executive Officer and Director	September 27, 2002 Date

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Dino Lucarelli Dino Lucarelli Chief Financial Officer	September 27, 2002 Date

DIRECTORS:

/s/ Diane M. Kamionka Diane M. Kamionka, President, Chief Executive Officer and Director	September 27, 2002 Date

/s/ Bryant A. Downey Bryant A. Downey, Chief Technology Officer and Director	September 27, 2002 Date

/s/ Christopher D. Brennan Christopher D. Brennan Director	September 27, 2002 Date

/s/ Richard G. Reid Richard G. Reid Director	September 27, 2002 Date

/s/ Frank W. Terrizzi Frank W. Terrizzi Director	September 27, 2002 Date

CERTIFICATIONS

Chief Executive Officer

I, Diane M. Kamionka, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Cintech Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002............

/s/ Diane M. Kamionka Diane M. Kamionka

Chief Financial Officer

I, Dino Lucarelli, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Cintech Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002............

/s/ Dino Lucarelli Dino Lucarelli