Form 10QSB
period 2002-09-30
CINTECH SOLUTIONS INC
filed 2002-11-15
CIK 926038

FORM 10-QSB

[As last amended in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2002

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

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
LETTER: UNAUDITED INTERIM FINANCIAL INFO
FINANCIAL STATEMENTS EXHIBIT 99.1
CERTIFICATION EXHIBIT 99.2

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,327,227 shares of common stock as of September 30, 2002.

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

Results of Operations

     For the three months ended September 30, 2002 compared to the three months ended September 30, 2001

     Sales for the three months ended September 30, 2002 were $1,605,000 compared to $1,613,000 for the same period last year. Overall sales decreased by $8,000. On a comparative basis, revenues from contact center applications increased by 7% which was offset by a 27% decrease in revenue from other Company products and a 15% decrease in services revenue.

     Gross profit of $1,008,000 was $25,000, or 2%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 63% a reduction of 1% from that experienced during the same period of the prior year.

     The Company continued its efforts to control expenses. Research and development costs of $264,000 were $15,000, or 5%, lower than the comparable prior year period. Selling, general and administrative expenses of $1,676,000 were $16,000, or 1%, lower than the comparable prior year period. This decrease was due to lower payroll costs during the quarter, which were partially offset by increased occupancy costs as a result of the Company’s new Blue Ash facility.

     The Company realized a loss from operations of $931,000 for the three months ended September 30, 2002 as compared to a loss from operations of $937,000 reported for the same period last year.

     Other income was $6,000 as compared to $52,000 for the comparable prior year period due primarily to a decrease in the amount of funds invested in marketable securities and the rate of return on investments.

     No income tax benefit was recorded during the first quarter of fiscal 2003 as a result of establishing a valuation allowance against current quarter net operating losses in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Such allowance may be adjusted in future periods if it becomes more likely than not that the Company will utilize such benefits.

     The Company realized a net loss of $925,000 for the three months ended September 30, 2002 compared to a net loss of $562,000 reported for the same period last year. Loss per share, basic and diluted, were $0.08 versus a net loss of $0.05 per share, basic and diluted, reported for the comparable prior year period.

Liquidity and Capital Resources

     Working Capital decreased to $1.8 million as compared to $5.4 million for the corresponding period of last year. The decrease of $3.6 million is due to a decrease in cash and marketable securities of $3.7 million, and increases in accounts receivable of $284,000, refundable income taxes of $144,000, deferred maintenance revenue of $100,000 and other liabilities of $190,000.

     As of September 30, 2002, the Company held cash and marketable securities totaling approximately $1.9 million and had no outstanding long-term debt obligations. The Company has operating lease agreements as previously described in the Company’s 10-KSB filed on or about September 27, 2002. For the annual minimum rent to be paid under the operating lease agreements refer to “Notes to Financial Statements” (re: Note 3: Operating Leases) in the Independent Accountants’ Report (see Exhibit 99.1). With respect to the operating lease agreement for office equipment and furniture, the Company has agreed to maintain a compensating balance equal to amounts owed under the lease agreement, effective August 2002, and continuing through the expiration of the lease agreement. This compensating balance at September 2002 was $1.2 million. In the event that the Company’s cash and marketable securities were to decline below the compensating balance requirement, management may be required to renegotiate the terms of the compensating balance agreement and the underlying operating lease agreement.

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

     Software Development Costs incurred for the creation of software products, primarily NetVIA, are charged to research and development expense when incurred until technological feasibility has been established for the product. Thereafter, until general release, all software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. The capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company periodically evaluates the capitalized cost relative to potential sales. If potential sales revenue is not sufficient to cover these capitalized costs, the Company will accelerate the write-off as appropriate.

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

Item 3. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

The following Exhibits are required by Item 601 of Regulation S-B:

Exhibit
Number	Description of Document	Page
15	Letter on Unaudited Interim Financial Information	Attached
99.1	Financial Statements/Independent Accountant’s Report	Attached
99.2	CEO / CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.

By:	/s/ Diane M. Kamionka	Date: November 14, 2002

Diane M. Kamionka President and Chief Executive Officer

By:	/s/ Dino Lucarelli	Date: November 14, 2002

Dino Lucarelli Chief Financial Officer

CERTIFICATIONS

Chief Executive Officer

I, Diane M. Kamionka, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Cintech Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Diane M. Kamionka

Diane M. Kamionka

Chief Financial Officer

I, Dino Lucarelli, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Cintech Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Dino Lucarelli

Dino Lucarelli