Form 10QSB
period 2002-12-31
CINTECH SOLUTIONS INC
filed 2003-02-14
CIK 926038

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
EXHIBIT 10 SECOND AMENDMENT TO LEASE AGREEMENT
EXHIBIT 15 LETTER ON UNAUDITED INTERIM FINANCIAL
EXHIBIT 99.1 FINANCIAL STATEMENTS
EXHIBIT 99.2 CEO/CFO CERTIFICATION

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,327,227 shares of common stock as of December 31, 2002.

     Transitional Small Business Disclosure Format (check one): Yes   No [X]   [  ]

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

Results of Operations

For the three months ended December 31, 2002 compared to the three months ended December 31, 2001

     Sales for the three months ended December 31, 2002 were $1,336,000 compared to $1,764,000 for the same period last year. Overall sales decreased by $428,000. On a comparative basis, revenues from contact center applications decreased by 30%, services revenue increased by 3% while other Company products decreased by 48%.

     Gross profit of $796,000 was $500,000, or 39%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 60%, a reduction of 13% from that experienced during the same period of the prior year. The decline in gross profit percentage is attributable to amortization of software development costs and certain licensing fees associated with product sales.

     The Company continued its efforts to control expenses. Total operating expenses decreased by 12%. Research and development expenses of $310,000 were $8,000, or 3%, higher than the comparable prior year period while selling, general and administrative expenses of $1,515,000 were $155,000, or 9%, lower than the comparable prior year period. This decrease was due to lower payroll costs during the quarter, which were partially offset by increased occupancy costs as a result of the Company’s new Blue Ash facility. The operating expense decline is the result of cost cutting programs implemented by the Company throughout fiscal year 2002.

     The Company realized a loss from operations of $1,028,000 for the three months ended December 31, 2002 as compared to a loss from operations of $780,000 reported for the same period last year.

     Other income was $30,000 as compared to $29,000 for the comparable prior year period due primarily to a $28,000 gain on the sale of common stock that was offset by a decrease in the amount of funds invested in marketable securities and the rate of return on investments.

     No income tax benefit was recorded during the second quarter of fiscal 2003 as a result of establishing a valuation allowance against current quarter net operating losses in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Such allowance may be adjusted in future periods if it becomes more likely than not that the Company will utilize such benefits.

     The Company realized a net loss of $998,000 for the three months ended December 31, 2002 compared to a net loss of $512,000 reported for the same period last year. Loss per share, basic and diluted, was $0.08 versus a net loss of $0.04 per share, basic and diluted, reported for the comparable prior year period.

For the six months ended December 31, 2002 compared to the six months ended December 31, 2001

     Sales for the six months ended December 31, 2002 were $2,942,000 compared to $3,377,000 for the same period last year. Overall sales decreased by $435,000. On a comparative basis, revenues from contact center applications decreased by 13%, services revenue decreased by 7% while other Company products decreased by 37%.

     Gross profit of $1,804,000 was $525,000, or 23%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume. Gross profit as a percentage of sales was 61%, a reduction of 8% from that experienced during the same period of the prior year. The decline in gross profit percentage is attributable to amortization of software development costs and certain licensing fees associated with product sales.

     The Company continued its efforts to control expenses. Total operating expenses decreased by 7%. Research and development expenses of $573,000 were $8,000, or 1%, lower than the comparable prior year period while selling, general and administrative expenses of $3,191,000 were $171,000, or 5%, lower than the comparable prior year period. This decrease was due to lower payroll costs during the quarter, which were partially offset by increased occupancy costs as a result of the Company’s new Blue Ash facility. The operating expense decline is the result of cost cutting programs implemented by the Company throughout fiscal year 2002.

     The Company realized a loss from operations of $1,960,000 for the six months ended December 31, 2002 as compared to a loss from operations of $1,718,000 reported for the same period last year.

     Other income was $37,000 as compared to $81,000 for the comparable prior year period due primarily to a $28,000 gain on the sale of common stock that was offset by a decrease in the amount of funds invested in marketable securities and the rate of return on investments.

     No income tax benefit was recorded during the second quarter of fiscal 2003 as a result of establishing a valuation allowance against current quarter net operating losses in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Such allowance may be adjusted in future periods if it becomes more likely than not that the Company will utilize such benefits.

     The Company realized a net loss of $1,923,000 for the six months ended December 31, 2002 compared to a net loss of $1,073,000 reported for the same period last year. Loss per share, basic and diluted, was $0.16 versus a net loss of $0.09 per share, basic and diluted, reported for the comparable prior year period.

Liquidity and Capital Resources

     Working Capital decreased to $959,000 as compared to $4,353,000 for the corresponding period of last year. The decrease of $3,394,000 is due to a decrease in cash and marketable securities of $3,461,000, and decreases in accounts payable of $139,000, accrued wages and compensation of $122,000 that were offset by an increase in deferred maintenance revenue of $180,000 and other liabilities of $148,000.

     As of December 31, 2002, the Company held cash and marketable securities totaling approximately $1.2 million and had no outstanding long-term debt obligations. The Company has operating lease agreements as previously described in the Company’s 10-KSB filed on or about September 27, 2002. For the annual minimum rent to be paid under the operating lease agreements refer to “Notes to Condensed Financial Statements” (see Exhibit 99.1, re: Note 3: Operating Leases). With respect to the operating lease agreement for office equipment and furniture, the Company has agreed to maintain a compensating balance equal to amounts owed under the lease agreement, effective August 2002 and as amended in January 2003, and continuing through the expiration of the lease agreement. This compensating balance at December 2002 was $1.1 million. In the event that the Company’s marketable securities and 85% of the Company’s trade accounts receivable less than ninety days past due were to decline below the compensating balance requirement, the lessor is entitled to exercise certain remedies as provided in the lease agreement and amendments. Such remedies include the lessor’s right to take possession of cash, marketable securities and trade accounts receivable in the amount of the outstanding lease obligation. Upon such event, the Company would seek to renegotiate the terms of the lease agreement, however the lessor is under no obligation to modify the agreement.

     During December 2002, the Company engaged a financial advisor to assist in the development of a program to raise additional capital, however management cannot predict the likelihood of the Company’s ability to raise such capital.

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

     Software Development Costs incurred for the creation of software products, primarily NetVIA, are charged to research and development expense when incurred until technological feasibility has been established for the product. Thereafter, until general release, all software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. The capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company periodically evaluates the capitalized cost relative to potential sales. If potential sales revenue is not sufficient to cover these capitalized costs, the Company will accelerate the write-off as appropriate. Furthermore, as discussed in the Business Condition section, current economic conditions have delayed the anticipated contribution to operations of certain recently introduced product lines. If management determines that this delay will extend the realization of potential sales revenue beyond the estimated product life it is reasonably possible that the Company may be required to accelerate the write-off of capitalized costs as appropriate.

     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Beginning July 1, 2002, the Company has provided a valuation allowance on tax benefits created since that date, as realization of such benefits is uncertain. Furthermore, it is reasonably possible that if operating losses continue, the Company may be required to fully reserve its deferred tax assets in future periods.

Business Condition

     The Company has experienced net losses of $1.9 million and $1.1 million for the six-month periods ended December 31, 2002 and 2001, respectively. Restrictions under certain of the Company’s operating lease financing arrangements require the maintenance of a compensating balance equivalent to $1.1 million in marketable securities and trade accounts receivable. Additionally, current economic conditions have delayed the anticipated contribution to operations of the Company’s recently introduced product lines. The Company’s continued existence is dependent upon several factors including the ability to generate sufficient cash flow from operations to satisfy existing creditors and sustain normal operations. At this time it is not possible to predict the ultimate resolution of these matters.

     It is reasonably possible, however, that the Company may be required to obtain waivers under its operating lease financing arrangements for future periods and the lender is under no obligations to provide such waivers. It is also possible that the current economic downturn may be sustained beyond initial forecasts. During the months ahead, the Company will be forced to make difficult decisions regarding, among other things, the future direction of the Company. The Company’s management and Board have been reviewing the financial and operational alternatives available to the Company.

     The Company’s near and long term strategies have focused on aggressively pursuing cost cutting programs which are expected to significantly reduce overall operating expense on an annualized basis. Many of these reductions were implemented in fiscal year 2002, the effect of which is expected in fiscal 2003 and future years. The current cost cutting programs through the six-month period ended December 31, 2002 has resulted in an overall reduction in operating expenses of 7%. These reductions have included an 18% reduction in payroll costs. Furthermore, the Company has recently engaged a financial advisor to explore the possibility of raising additional funding sources.

     Management believes that, despite the financial hurdles and uncertainties going forward, it has under development a business plan that, if successfully executed, can significantly improve operating results. The support of the Company’s vendors, customers, and employees will continue to be the key to the Company’s future success.

Item 3. Controls and Procedures.

     The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There were no significant changes in the internal controls or other factors that could affect these controls after the date of the evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on October 30, 2002, the following matters were to be voted upon: 1) to elect Directors and 2) to appoint Deloitte & Touche LLP as auditors. Of the proxies received, the following shares were voted For/Against/Withheld:

		For	Against	Withheld

1)	To elect Directors:
	Diane M. Kamionka	9,207,942	0	1,178,357
	Bryant A. Downey	9,207,942	0	1,178,357
	Frank W. Terrizzi	9,247,942	0	1,138,357
	Christopher D. Brennan	9,247,942	0	1,138,357
	Richard G. Reid	9,247,942	0	1,138,357
2)	To appoint Deloitte & Touche LLP	9,097,942	0	1,288,357
	as auditors

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     The following Exhibits are required by Item 601 of Regulation S-B:

Exhibit
Number	Description of Document	Page

10	Second Amendment to Lease Agreement between Cintech Solutions, Inc. and Fifth Third Bank dated January 3, 2003	Attached
15	Letter on Unaudited Interim Financial Information	Attached
99.1	Financial Statements / Independent Accountants’ Report	Attached
99.2	CEO / CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.

By:	/s/ Diane M. Kamionka	Date: February 14, 2003

Diane M. Kamionka
President and Chief Executive Officer

By:	/s/ Dino Lucarelli	Date: February 14, 2003

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

Date: February 14, 2003
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

Date: February 14, 2003
/s/ Dino Lucarelli

Dino Lucarelli