Form 10QSB
period 2003-03-31
CINTECH SOLUTIONS INC
filed 2003-08-04
CIK 926038

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

#

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,327,227 shares of common stock as of March 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes            No     X

#

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The condensed financial statements attached to the end of this quarterly report are filed as part of this quarterly report.  The financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2.

Management's Discussions and Analysis

Certain statements in this report (for example, statements using the expressions "the Company expects" or "the Company anticipates" and other similar statements) contain "forward looking" information (as defined in the Private Securities Litigation Reform Act of 1995) involving risks and uncertainties, including without limitation, projections for sales and expenditures, and various business environment and trend projections. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the outcome of the Chapter 11 process and the risks discussed in the Company's periodic filings with the Securities and Exchange Commission. Investors are encouraged to consider the risks detailed in those filings.  The forward-looking statements contained herein represent management's judgment as of the current date.  The Company disclaims, however, any intent or obligation to update such forward-looking statements.

Business Condition

On March 13, 2003, the company filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code. This filing was entered to enable the company the opportunity to renegotiate certain debt obligations and to provide relief from creditors while the company restructured its operations.

Subsequent to the Chapter 11 filing, the company has been in discussions with certain creditors to renegotiate the terms and amounts due to such creditors.  The timing and terms of such restructuring remain uncertain.

Subsequent to the quarter ended March 31, 2003, the company was advised by the Toronto Stock Exchange (TSX), the exchange on which the company’s common stock is traded, that the TSX will suspend trading of the company’s stock due to the company’s inability to meet the continued listing requirements of the exchange.  The company is exploring alternatives to the TSX for trading of its shares.  Ultimate resolution of this matter has not been made at this time.

One critical factor contributing to the filing of the Chapter 11 petition is the deterioration of revenues from the prior year.  Through the nine months ended March 31, 2003, revenues declined by 19% versus the comparable period of the prior year.  Revenues subsequent to March 31, 2003 reflect continuation of these unfavorable trends versus the prior year levels.

The Company’s near and long term strategies have focused on aggressively pursuing cost cutting programs which are expected to significantly reduce overall operating expense on an annualized basis.  Many of these reductions were implemented in fiscal years 2002 and 2003, effective in fiscal 2003 and expected to benefit future years as well.  Cost cutting programs through the nine-month period ended March 31, 2003 resulted in an overall reduction in operating expenses of 9% as compared to the same period for the prior year.  Subsequent to quarter end, the company has incurred significant legal and administrative fees in connection with the Chapter 11 process.  These fees have exceeded the company’s expectations for such costs.  Concurrently, however, the company has achieved cost reductions in other areas subsequent to March 31, 2003, which were implemented in April 2003.  These additional reductions, when netted against the higher than expected Chapter 11 fees, result in operating expenses at a quarterly run rate which is approximately 30% lower than the operating expenses incurred for the quarter ended March 31.  These net expense reductions will be reflected in financial statements in future quarters.

Management believes that, despite the financial hurdles and uncertainties going forward, it has under development a business plan that, if successfully executed, can significantly improve operating results.  The support of the Company’s vendors, customers, and employees will continue to be the key to the Company’s future success.

In December, 2002, the company engaged the InCap Group, an investment banking and financial advisory firm, to assist the company in raising capital to support the company’s continued operations.  As of the filing of the Chapter 11 Bankruptcy petition, the company had not been successful in raising the desired capital.  For approximately seven weeks immediately following the Chapter 11 filing date (March 13, 2003), the company interviewed and evaluated several firms to assist in another effort to raise capital.  The company decided to contract with Triad Advisors, of Baltimore, Maryland, to guide the company in this process. Agreement was signed with Triad on May 8, 2003, subject to Bankruptcy Court approval. Triad had indicated the most likely timeframe for a successful capital raise would be from six to seven months from approved retention.  Such court approval was granted on June 19, 2003, approving the retention of Triad and allowing the company to proceed.

In the weeks subsequent to May 8, the company has evaluated numerous strategic and operating directions to maximize value to shareholders and stakeholders.  Commencing with the engagement of Triad Advisors, the company has been developing a business plan and financial model incorporating the company’s emerging strategic initiatives appropriate for presentation to potential investors.  The company expects this business plan and financial model to be completed by August 8, 2003.  While developing these materials, the company has been in preliminary discussions with a number of potentially interested parties.  In the weeks and months following completion of the business plan and related financial model, the company expects to have more substantive discussions these and other potential investors.  At this time the company is not able to make assurances regarding its ability to raise this capital or to do so in the time frame stipulated above.

The Company’s continued existence is dependent upon several factors including the ability to generate increased revenues and sufficient cash flow from operations and/or from outside sources to satisfy current and future obligations, as well as the company’s ability to design a Plan of Reorganization (POR) which is deemed acceptable to creditors and the U.S. Bankruptcy court.  At this time it is not possible to predict the ultimate resolution of these matters.

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

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002

Sales for the three months ended March 31, 2003 were $945,000 compared to $1,405,000 for the same period last year.  Overall sales decreased by $460,000.  On a comparative basis, revenues from contact center applications decreased by 43%, and services revenue decreased by 7%.  Revenue declined primarily as a result of lower demand for the company’s ACD products as compared to the prior year quarter.

Gross profit of $531,000 was $428,000, or 45%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume.  Gross profit as a percentage of sales was 56%, a reduction of 12% from that experienced during the same period of the prior year.  The decline in gross profit percentage is attributable to amortization of software development costs; amortization is computed on a straight-line basis, and on a declining revenue base, such amortization comprises a larger percentage of revenues.

The Company continued its efforts to control expenses.  Total operating expenses decreased by 12%.  Research and development expenses of $246,000 were $19,000, or 7%, lower than the comparable prior year period while selling, general and administrative expenses of $1,494,000 were  $217,000, or 13%, lower than the comparable prior year period.  This decrease was due to lower payroll costs during the quarter, which were partially offset by increased occupancy costs as a result of the Company’s new Blue Ash facility.  The operating expense decline is the result of cost cutting programs implemented by the Company throughout fiscal year 2003.

The Company realized a loss from operations of $1,210,000 for the three months ended March 31, 2003 as compared to a loss from operations of $1,017,000 reported for the same period last year.

Other income was $1,000 as compared to $32,000 for the comparable prior year period due primarily to a decrease in the amount of funds invested in marketable securities and the rate of return on investments.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes Deferred,  the Company has fully reserved all of its deferred tax assets in the quarter ended March 31, 2003.  This adjustment has been made as a result of the continued operating losses experienced by the company, and the uncertainty of realization of any such tax benefits in future periods.  The effect of this adjustment is recognition of a valuation allowance in the current quarter equal in amount to the deferred tax assets.  This results in recognition of income tax expense during the quarter of $1,749,000.  Such allowance may be adjusted in future periods if it becomes more likely than not that the Company will utilize such benefits.

The Company realized a net loss of $2,957,000 for the three months ended March 31, 2003 compared to a net loss of $651,000 reported for the same period last year.  Loss per share, basic and diluted, was $0.24 versus a net loss of $0.05 per share, basic and diluted, reported for the comparable prior year period.

For the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002

Sales for the nine months ended March 31, 2003 were $3,887,000 compared to $4,782,000 for the same period last year.  Overall sales decreased by $895,000.  On a comparative basis, revenues from contact center applications decreased by 22%, and services revenue decreased by 7%.  Revenue declined primarily as a result of lower demand for the company’s ACD products as compared to the prior year period

Gross profit of $2,335,000 was $953,000, or 29%, lower than the corresponding period of last year. This decrease in gross profit is a direct result of the decrease in sales volume.  Gross profit as a percentage of sales was 60%, a reduction of 9% from that experienced during the same period of the prior year.  The decline in gross profit percentage is attributable to amortization of software development costs; amortization is computed on a straight-line basis, and on a declining revenue base, such amortization comprises a larger percentage of revenues.

The Company continued its efforts to control expenses.  Total operating expenses decreased by 9%.  Research and development expenses of $820,000 were $26,000, or 3%, lower than the comparable prior year period while selling, general and administrative expenses of $4,685,000 were  $388,000, or 8%, lower than the comparable prior year period.  This decrease was due to lower payroll costs during the quarter, which were partially offset by increased occupancy costs as a result of the Company’s new Blue Ash facility.  The operating expense decline is the result of cost cutting programs implemented by the Company throughout fiscal years 2002 and 2003.

The Company realized a loss from operations of $3,169,000 for the nine months ended March 31, 2003 as compared to a loss from operations of $2,735,000 reported for the same period last year.

Other income was $38,000 as compared to $113,000 for the comparable prior year period due primarily to a decrease in the amount of funds invested in marketable securities and the rate of return on investments.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes Deferred, the Company has fully reserved all of its deferred tax assets.  This adjustment has been made as a result of the continued operating losses experienced by the company, and the uncertainty of realizing any such tax benefits in future periods.  The effect of this adjustment is recognition of a valuation allowance in the current quarter equal in amount to the deferred tax assets on the balance sheet.  This results in recognition of income tax expense for the nine months ended March 31, 2003 of $1,749,000.  Such allowance may be adjusted in future periods if it becomes more likely than not that the Company will utilize such benefits.

The Company realized a net loss of $4,880,000 for the nine months ended March 31, 2003 compared to a net loss of $1,725,000 reported for the same period last year.  Loss per share, basic and diluted, was $0.40 versus a net loss of $0.14 per share, basic and diluted, reported for the comparable prior year period.

Liquidity and Capital Resources

Working Capital decreased to $260,000 as compared to $3,476,000 for the corresponding period of last year.  The decrease of $3,216,000 is due mostly to a decrease in cash and marketable securities of $2,924,000 and a decrease in accounts receivable of $249,000. Additionally, current deferred income taxes decreased by $427,000, and accounts payable and accrued liabilities decreased by $426,000.

As of March 31, 2003, the Company held cash totaling approximately $642,000.

In connection with the company’s filing of Chapter 11, the company has identified Liabilities Subject to Compromise totaling $751,000 for the quarter.  The company had no similar liabilities for the comparable period last year.  Ultimate settlement of these liabilities will be addressed in the company’s Plan of Reorganization.

The Company has operating lease agreements as previously described in the Company’s 10-KSB filed on or about September 27, 2002.  For the annual minimum rent to be paid under the operating lease agreements refer to “Notes to Condensed Financial Statements” (see Exhibit 99.1, re: Note 3: Operating Leases). With respect to the operating lease agreements for office equipment and furniture, the Company had agreed to maintain a compensating balance (comprising marketable securities and 85% of trade accounts receivable, subject to certain other adjustments) equal to amounts owed under the lease agreement, effective August 2002 and as amended in January 2003, and continuing through the expiration of the lease agreement.  Given the deterioration of the company’s liquidity position as described above, the company was unable to maintain such compensating balance during the quarter.  The operating lease agreements entitled the lessor to exercise certain remedies.  Such remedies included the lessor’s right to take possession of cash, marketable securities and trade accounts receivable in the amount of the outstanding lease obligation.  Under an order entered into U.S. Bankruptcy Court authorizing use of cash collateral, the company has obtained temporary agreement from the court and from the lessor of office equipment and furniture to lower the compensating balance described above to $603,000 through August 31, 2003.  The company monitors and reports this balance to the lessor weekly.  Subsequent to the quarter ended March 31, 2003, the company’s excess liquidity relative to this compensating balance requirement totaled approximately $140,000 as of July 18, 2003.  The lessor is entitled to the remedies described above if the company is unable to maintain this revised compensating balance.  The company’s ability to maintain sufficient liquidity in excess of the compensation balance requirement is dependent on the company’s ability to maintain revenues at or above the company’s rate of cash usage.  The company’s ability to maintain revenues at or above that level is uncertain.

Additionally, the company has entered into discussions with the landlord of the Blue Ash home office facility for a more favorable leasing arrangement.  Ultimate settlement of these and other negotiations and claims will be included in the Plan of Reorganization, which will be submitted to the U.S. Bankruptcy court.  The company expects to file this plan prior to August 31, 2003.

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

The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition.”  Revenue is derived from the sale of software and software related services.  Revenue is recognized for software shipped upon the existence of persuasive evidence that an agreement exists, delivery of the product has occurred, sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed and determinable, and collection is probable.

The Company recognizes revenue from the sale of software to resellers upon shipment of the software to the reseller.  The reseller is the Company’s customer and is obligated to pay for the software upon shipment.

Software related services include installation, training and ongoing post contract support maintenance.  Revenues from post contract support maintenance sold separately from the software are recognized upon performance of the related services ratably over the period of support.  Installation and training services are offered and billed as separate elements from the software sold and are not essential to the functionality of the software.  Revenue is recognized for training and installation upon completion of the services, which are typically completed within one week.  Amounts received prior to revenue recognition and for prepaid customer support are classified as deferred revenue.

The Company issues product upgrades on a when and if available basis.  Specified upgrades are not typically offered to customers.

The Company sells post contract support maintenance agreements which provide for no-cost upgrade of software.  These agreements normally cover periods ranging from 1-5 years with revenue being recognized ratably over the maintenance period.

The company maintains an allowance for doubtful accounts, which is generally based on the historical losses experienced.  The company reviews this allowance quarterly to ensure its adequacy.  Losses arising from bad debt have generally been insignificant.

Costs incurred internally for creation of the computer software product are charged to research and development expense when incurred until technological feasibility has been established for the product.  Thereafter, until general release, all software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value.  The capitalized costs are amortized on a straight-line basis over the estimated economic life of the product, which is three years.

Costs capitalized were $81,580 and $160,444 and related amortization was $215,130 and $153,876 for the three-months ended March 31, 2003 and 2002, respectively.  Costs capitalized were $337,099 and $585,677 and related amortization was $644,342 and $455,205 for the nine-months ended March 31, 2003 and 2002, respectively.  The Company periodically evaluates the capitalized cost relative to potential sales and accelerates the write-off when appropriate.  If potential sales revenue is not sufficient to cover these capitalized costs, the Company will accelerate the write-off as appropriate.  Furthermore, as discussed in the Business Condition section, current economic conditions have delayed the anticipated contribution to operations of certain recently introduced product lines.  If management determines that this delay will extend the realization of potential sales revenue beyond the estimated product life it is reasonably possible that the Company may be required to accelerate the write-off of capitalized costs as appropriate.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Beginning July 1, 2002, the Company had provided a valuation allowance on tax benefits created since that date, as realization of such benefits is currently uncertain.  Furthermore, given the continued losses experienced by the company, the Company has fully reserved its deferred tax assets in the quarter ended March 31, 2003.  The effect of this adjustment is recognition of a valuation allowance in the current quarter equal in amount to the deferred tax assets on the balance sheet and is described above in the Results of Operations section.

Item 3.  Controls and Procedures.

The Acting Chief Executive Officer /Chief Financial Officer has reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There were no significant changes in the internal controls or other factors that could affect these controls after the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Voluntary Petition for Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code:

-

On March 13, 2003, the company filed a Voluntary Petition for Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, Southern District of Ohio, Western Division. This is discussed more fully throughout Part I – Item 2. Management’s Discussion and Analysis.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following Exhibits are required by Item 601 of Regulation S-B:

Exhibit

Number

Description of Document

Page

1

Second Amendment to Lease Agreement between

Cintech Solutions, Inc. and Fifth Third Bank dated

January 3, 2003.  Incorporated by reference to the Report on Form 10-QSB for the period ended December 31, 2002 filed on or about February 14, 2003.

    15

Letter on Unaudited Interim Financial Information

Attached

    99.1

Financial Statements / Independent Accountants’ Report

Attached

    99.2

CEO / CFO Certification pursuant to Section 906 of

the Sarbanes-Oxley Act of 2002

Attached

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

(i)

Form 8-K filed March 13, 2003 concerning the Company's filing of a petition under Chapter 11 of the U.S. Bankruptcy Code and associated press release (Items 3 and 7).

(ii)

Form 8-K filed March 28, 2003 concerning the resignation of the Company's chief executive officer and appointment of interim chief executive officer and associated press release (Items 5 and 7).

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cintech Solutions, Inc., as Registrant, has caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTECH SOLUTIONS, INC.

By:  /s/ Dino Lucarelli

Date: August 4, 2003

       _________________________________

      Dino Lucarelli

      Acting President and Chief Executive Officer and Chief Financial Officer

#

CERTIFICATIONS

Acting Chief Executive Officer /Chief Financial Officer

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 4, 2003

/s/ Dino Lucarelli
Dino Lucarelli